Form 10-Q
period 1996-03-31
CENTURY SOUTH BANKS INC
filed 1996-05-15
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended March 31, 1996
                                       or
[_]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ______________________ to ______________________

Commission File Number: 2-75364
                        -------------------------------------------------------

                           Century South Banks, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                                  58-1455591
- -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

   455 Jesse Jewell Parkway, P O Box 3366, Gainesville, Georgia           30501
- --------------------------------------------------------------------------------
  (Address of principal executive offices)                           (Zip Code)

                                (770) 287-3464
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                            OUTSTANDING AS OF APRIL 30, 1996
- -------------------------------------------------------------------------------
Common stock, $1.00 par value                          7,761,624

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q

                                     INDEX

                                                                      Page No.
                                                                      --------

Part I.   Financial Information
          ---------------------

       Item 1. Financial Statements
               Consolidated Balance Sheets..............................    3
               Consolidated Statements of Income........................    4
               Consolidated Condensed Statements of Cash Flows..........    5
               Notes to Consolidated Financial Statements...............    7
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................    9

Part II.  Other Information
          -----------------

       Item 6. Exhibits and Report on Form 8-K..........................   16

Signatures..............................................................   17

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                March 31,          December 31,
                                                   1996                1995
                                                ----------         ------------

                                                     (amounts in thousands,
                                                       except share data)
Assets
- ------
Cash and due from banks.......................   $ 25,350                33,020
Federal funds sold............................     39,310                27,420
Interest-earning deposits in other banks......        368                   453
Investment securities:
  Available for sale..........................    109,084                98,756
  Held to maturity............................     45,883                52,390

Loans, net of unearned income.................    473,902               476,510
  Less allowance for possible loan losses.....      7,357                 7,048
                                                 --------               -------
      Loans, net..............................    466,545               469,462
                                                 --------               -------

Premises and equipment, net...................     15,897                15,869
Goodwill and other intangibles, net...........      7,259                 7,442
Other assets..................................     11,921                11,669
                                                 --------               -------
        Total assets..........................   $721,617               716,481
                                                 ========               =======


Liabilities and Shareholders' Equity
- -------------------------------------
Liabilities:
 Deposits:
   Noninterest-bearing demand deposits........   $ 65,991                69,516
   Interest-bearing deposits..................    567,747               556,790
                                                 --------               -------
      Total deposits..........................    633,738               626,306

 Other short-term borrowings..................        900                   501
 Federal Home Loan Bank advances..............      8,057                 8,083
 Long-term debt...............................        340                 3,556
 Accrued expenses and other liabilities.......      8,271                 8,581
                                                 --------               -------
       Total liabilities......................    651,306               647,027
                                                 --------               -------

Shareholders' equity:
   Common stock-$1 par value. Authorized
    15,000,000 shares; issued 7,826,358
    shares and outstanding 7,761,624 shares         7,826                 7,826
   Additional paid-in capital.................     28,780                28,780
   Retained earnings..........................     34,535                33,099
   Reduction for ESOP loan guarantee..........       (214)                 (226)
   Common stock in treasury (64,734 shares),
    at cost...................................       (337)                 (337)
   Net unrealized gains (losses) on
    investment securities                            (279)                  312
                                                 --------               -------
     Total shareholders' equity...............     70,311                69,454
                                                 --------               -------
       Total liabilities and shareholders'
         equity...............................   $721,617               716,481
                                                 ========               =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                Three Months ended March 31,
                                                     1996           1995
                                               ------------------------------

                                                    (amounts in thousands,
                                                    except per share data)
Interest income:
  Loans, including fees....................         $12,644        11,481
  Federal funds sold.......................             545           309
  Interest on deposits in other banks......               7            26
  Investment securities:
    Taxable................................           1,600         1,706
    Nontaxable.............................             683           663
                                                    -------        ------
      Total interest income................          15,479        14,185
                                                    -------        ------

Interest expense:
  Deposits.................................           7,358         6,079
  Federal funds purchased..................               -            12
  Federal Home Loan Bank advances..........             130           172
  Long-term debt and other borrowings......              48           154
                                                    -------        ------
      Total interest expense...............           7,536         6,417
                                                    -------        ------

      Net interest income..................           7,943         7,768

Provision for possible loan losses.........             401           321
                                                    -------        ------

      Net interest income after provision
        for possible loan losses...........           7,542         7,447
                                                    -------        ------

Noninterest income:
  Service charges on deposit accounts......             936           812
  Securities gains (losses), net...........              37            (6)
  Other operating income...................             793           556
                                                    -------        ------
      Total noninterest income.............           1,766         1,362
                                                    -------        ------

Noninterest expense:
  Salaries and employee benefits...........           3,095         2,900
  Net occupancy and equipment expense......             819           745
  Other operating expenses.................           2,222         2,520
                                                    -------        ------
      Total noninterest expense............           6,136         6,165
                                                    -------        ------

      Income before income taxes...........           3,172         2,644

Income tax expense.........................             979           724
                                                    -------        ------

      Net income...........................         $ 2,193         1,920
                                                    =======        ======

Net income per common share                            $.28           .25
                                                    =======        ======

Cash dividends declared per share                   $. 0975         .0925
                                                    =======        ======



See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                            Three Months ended March 31,
                                                  1996        1995
                                            ----------------------------

                                                (amounts in thousands)


Net cash provided by operating activities           $  2,973    3,457
                                                    --------   ------

Cash flows from investing activities:
  Proceeds from sales of investment securities
    available for sale                                 1,011      494
  Principal collections and maturities of
    investment securities:
      Available for sale                              12,074    3,225
      Held to maturity                                 6,621    1,092
  Proceeds from maturities of interest-
    earning deposits                                   1,053    7,083
  Purchases of investment securities held
    to maturity                                            -   (2,294)
  Purchases of investment securities
    available for sale                               (24,424)    (728)
  Investment in interest-earning deposits               (968)  (6,733)
  Net (increase) decrease in loans                     2,422   (3,832)
  Proceeds from sales of real estate
    acquired through foreclosure                         175      169
  Purchases of premises and equipment                   (512)    (534)
  Proceeds from sale of premises and equipment           118        -
                                                    --------   ------
    Net cash used in investing activities             (2,430)  (2,058)
                                                    --------   ------

Cash flows from financing activities:
  Net increase in deposits                             7,432    9,894
  Net increase in federal funds purchased                  -    4,050
  Net increase in other short-term borrowings            399       50
  Proceeds from issuance of long-term debt                 -    5,850
  Payments on long-term debt                          (3,228)  (6,470)
  Dividends paid to shareholders                        (926)    (780)
                                                    --------   ------
    Net cash provided by financing activities          3,677   12,594
                                                    --------   ------

    Net increase in cash and cash equivalents          4,220   13,993

Cash and cash equivalents at beginning of period      60,440   48,566
                                                    --------   ------

Cash and cash equivalents at end of period          $ 64,660   62,559
                                                    ========   ======

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


Supplemental disclosure of cash paid during the period for:

     Interest                                        $ 7,962        6,044
                                                     =======      =======

     Income taxes                                    $   495          587
                                                     =======      =======


Supplemental schedule of noncash investing
  and financing activities:
    Real estate acquired through foreclosure         $  $133          325
                                                     =======      =======
    Real estate sold and financed by the Company     $    39           95
                                                     =======      =======
    Net reduction in guaranteed ESOP loan recorded
      in shareholders' equity                        $    12            7
                                                     =======       =======




See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(1)  Basis of Presentation
     ---------------------

     The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Company") and its wholly owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank ("GFB"), First National Bank of Union County ("FNBUC"), Fannin County Bank, N.A. ("FCB"), Gwinnett National Bank ("GNB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL") and Bank of Danielsville ("DAN").

     These accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included.


(2)  Statement No. 123 "Accounting for Stock-Based Compensation"
     -----------------------------------------------------------

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 "Accounting for Stock-Based Compensation". Statement No. 123 establishes a new method of accounting for stock-based compensation arrangements. The new method is a fair value based method rather than the intrinsic value based method. However, Statement No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Companies that do not follow the new fair value based method are required to provide expanded disclosures in the footnotes to the financial statements. Statement No. 123 is effective for fiscal years ended December 31, 1996. The Company will not adopt the fair value based method for purposes of preparing basic financial statements, but will provide the information required by Statement No. 123 in expanded disclosures in the footnotes to the financial statements.


(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

     On January 29, 1996, the Company received a $1,500,000 unsecured revolving line of credit with a bank which is payable on demand and matures on January 28, 1997. Interest is due on the line of credit quarterly. The revolving line of credit accrues interest at the Prime Lending Rate minus one percent (1%) as defined in the agreement. The line of credit is secured by 100% of the outstanding common stock of one of the Company's affiliates (GNB). As of March 31, 1996, the outstanding balance is $400,000.

     On March 31, 1996, the Company's $400,000 unsecured revolving line of credit with a bank which was payable on demand and accrued interest at the Prime Lending Rate as defined in the agreement expired and is not to be renewed.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     On May 27, 1994, the Company received an advance of $5.0 million on a new line of credit at Columbus Bank and Trust Company. This advance matures on May 26, 2003 and accrues interest at the Prime Lending Rate as defined in the agreement. The advance requires interest only payments for the first year, then converts to an eight year amortization. Principal and interest payments are due quarterly. The advance is secured by 100% of the outstanding common stock of three of the Company's affiliates (BOD, GFB, and FCB). On May 31, 1995 the Company made a principal payment of $1.8 million, which was primarily funded by dividends received from two subsidiaries. On February 7, 1996, February 12, 1996, and March 6, 1996 the Company made principal payments of $1.2 million, $1.0 million and $1.0 million, respectively. These payments were primarily funded by dividends received from subsidiaries.

     Six of the Company's bank subsidiaries have invested in Federal Home Loan Bank Board stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries made payments of $26,000 in the first three months of 1996 making the total advances under these lines $8.1 million. Of these advances, $2.0 million matures on April 30, 1997 and bears interest at the rate of 7.39%, payable monthly and $1.0 million matures on July 24, 1999 and bears interest at the rate of 6.46%, payable monthly.

     One bank subsidiary has drawn $4.0 million with $2 million maturing on December 28, 1998 and $2 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The remaining $1.1 million matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the five subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on the real estate loans of each of the respective subsidiaries.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at March 31, 1996, compared to December 31, 1995, and results of operations for the three month period ended March 31, 1996, compared to the three month period ended March 31, 1995. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION
                              -------------------

During the first three months of 1996, total assets increased $5.1 million or approximately 0.7%. Such growth was funded primarily by deposit growth of $7.4 million or 1.2%. Net loans decreased $2.9 million in the first three months of 1996, or 0.6%.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at March 31, 1996 were as follows:

                                             Gross        Gross
                                Amortized  unrealized  unrealized   Estimated
(amounts in thousands)            cost       gains       losses     fair value
- ------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury and U.S.
    Government agencies          $ 55,766         179        (417)      55,528
  State, county and
    municipal securities           14,469         544         (59)      14,954
  Mortgage-backed securities       30,154         161        (274)      30,041
  Other debt securities             5,675          23         (68)       5,630
  Equity securities                 2,980          30         (79)       2,931
                              ------------------------------------------------
                                 $109,044         937        (897)     109,084
                              ------------------------------------------------

Held to maturity:
  U.S. Government agencies       $ 10,491         179        (117)      10,553
  State, county and
    municipal securities           29,426         857        (147)      30,136
  Mortgage-backed securities        2,969          56          (8)       3,017
  Other debt securities             2,997          74           -        3,071
                              ------------------------------------------------
                                 $ 45,883       1,166        (272)      46,777
                              ------------------------------------------------

 Balances within the major deposit categories as of March 31, 1996 and December 31, 1995 are shown below:

                                                 (amounts in millions)

                                          March 31,               December 31,
                                            1996                      1995
                                      ------------------      ------------------
Noninterest bearing demand deposits              $ 66.0                    69.5
Interest bearing demand deposits                  102.1                    99.6
Money market accounts                              26.6                    25.5
Savings deposits                                   63.3                    60.7
Certificates of deposit and
  individual retirement accounts
  of $100,000 or more                              87.5                    85.6
Other individual retirement accounts               39.8                    38.0
Other certificates of deposit                     248.4                   247.4
                                                 ------                   -----
                                                 $633.7                   626.3
                                                 ======                   =====


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                    LIQUIDITY AND INTEREST RATE SENSITIVITY
                    ---------------------------------------

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest earning assets and interest-bearing liabilities. Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of the Company to meet those requirements. Management monitors and maintains appropriate levels of assets and liabilities so that maturities of assets are such that adequate funds are provided to meet estimated customer withdrawals and loan requests.

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At March 31, 1996, the Company's cash and due from banks was $25.4 million, its federal funds sold were $39.3 million, its interest-earning deposits in other banks were $0.4 million, and its investment securities designated as available for sale were $109.1 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $28.4 million, in addition to credit which is available in the form of Federal Home Loan Bank advances.

The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest-sensitive liabilities from interest-sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves.

The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                    0-90 days            91-365 days              1-5 years             Over 5 years
                                     Current         Current  Cumulative     Current  Cumulative     Current  Cumulative
                                   -----------       -------------------     -------------------     -------------------

                                                                    (amounts in thousands)
Interest-sensitive assets            $249,686        142,982     392,668     238,976    631,644       37,481    669,125

Interest-sensitive liabilities        298,669        179,226     477,895      99,025    576,920          124    577,044
                                     --------        -------     -------     -------    -------       ------    -------

Interest-sensitivity gap             $(48,983)       (36,244)    (85,227)    139,951     54,724       37,357     92,081
                                     ========        =======     =======     =======    =======       ======    =======

Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities                0.84           0.80        0.82        2.41       1.09       302.27       1.16
                                        =====          =====       =====       =====      =====       ======      =====



                             RESULTS OF OPERATIONS
                             ---------------------

Net Interest Income
- -------------------

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. The Company's net interest income is its principal source of income. Interest-earning assets for the Company include loans, federal funds sold, interest-earning deposits in other banks, and investment securities. The Company's interest-bearing liabilities include its deposits, federal funds purchased, Federal Home Loan Bank advances, other short-term borrowings, and long-term debt.

Net interest income for the three months ended March 31, 1996 increased $175,000 or 2.25% over the same period of 1995. The average yield earned on interest-earning assets, on a fully tax equivalent basis, increased to 9.51% for the three months ended March 31, 1996 from 9.36% for the three months ended March 31, 1995 and the average rate paid on interest-bearing liabilities increased to 5.29% for the three months ended March 31, 1996 from 4.80% for the three months ended March 31, 1995. The Company's interest rate differential decreased to 4.22% from 4.56% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 4.95% during the first three months of 1996 from 5.20% for the same period of 1995.

Allowance for Possible Loan Losses
- ----------------------------------

The Company provides for possible loan losses on a monthly basis based upon information available at the end of each period. By such additions, management maintains the allowance for possible loan losses at a level adequate to provide for losses that reasonably can be anticipated. The level of the allowance for possible loan losses is based on, among other things, management's periodic loan-by-loan evaluation of potential losses, as well as its assessment of prevailing and anticipated economic conditions in its market areas. Reviews are conducted throughout the year by senior officers of the Company and by unrelated third parties.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern Georgia, southeastern Tennessee, and southwestern North Carolina. To some extent the ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in market conditions in these markets.

The allowance for possible loan losses approximated 1.55% of outstanding loans at March 31, 1996 as compared to 1.48% at December 31, 1995 and 1.59% at March 31, 1995. The allowance increased to $7,357,000 at March 31, 1996 from $7,048,000 at December 31, 1995 and $7,067,000 at March 31, 1995. The provision for possible loan losses increased to $401,000 for the three months ended March 31, 1996 from $321,000 for the three months ended March 31, 1995. Net loan charge offs for the three months ended March 31, 1996 were $92,000 as compared to $101,000 for the three months ended March 31, 1995. Net loans charged off as a percentage of average loans was 0.08% for the three months ended March 31, 1996 as compared to 0.09% for the three months ended March 31, 1995.


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
- --------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through March 31, 1996. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or they become contractually in default for 90 days or more as to either interest or principal unless they are both well secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued and uncollected interest for the year in which the loan is placed on nonaccrual status is charged to interest income on loans unless management believes the accrued interest is recoverable through the liquidation of collateral.

Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed below which 1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The table on the following page provides information concerning nonperforming loans, nonperforming assets, and underperforming loans and certain asset quality ratios at March 31, 1996 and December 31, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                        March 31,       December 31,
                                          1996              1995
                                      ------------     -------------
(amounts in thousands except
ratios and percentages)

Nonperforming loans                       $2,354           1,815

Real estate acquired through
 foreclosure and other
 repossessed assets                        2,140           2,211
                                          ------           -----

Nonperforming assets                      $4,494           4,026
                                          ======           =====

Underperforming loans                     $  977           1,716
                                          ======           =====

Asset Quality Ratios:
 Nonperforming loans to total loans,
  net of unearned income                     .50%            .38%
                                          ======           =====

 Nonperforming assets to total loans,
  net of unearned income, real estate
  acquired through foreclosure, and
  other repossessed assets                   .94%            .84%
                                          ======           =====

 Allowance for possible loan losses
  to nonperforming loans                    3.13x           3.88x
                                          ======           =====

 Underperforming loans to total loans,
  net of unearned income                     .21%            .36%
                                          ======           =====

 Nonperforming loans to total assets         .33%            .25%
                                          ======           =====

 Nonperforming assets to total assets        .62%            .56%
                                          ======           =====


The Company's management provides for possible loan losses through a charge to earnings to bring the allowance to a level which in management's judgement is considered adequate to absorb potential losses inherent in the loan portfolio. The allowance is general in nature and is available for the portfolio in its entirety.

Noninterest Income
- ------------------

The first quarter of 1996 net increase in noninterest income of $404,000 or 29.7% from the first quarter of 1995 was primarily the result of an increase in net securities gains (losses) of $43,000, an increase in service charges on deposit accounts of $124,000, an increase in credit card fees of $22,000, and a net increase in mortgage activities related income of $236,000 ($224,000 gain recognized on sale of servicing portfolio and an $83,000 increase in origination fees partially offset by reduced servicing fees of $71,000).

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Noninterest Expense
- --------------------

The $29,000 or 0.5% reduction in noninterest expense for the first quarter of 1996 as compared to the first quarter of 1995 was primarily due to a decrease in FDIC insurance premium expense of $288,000, partially offset by increases in salary and benefit and net occupancy and equipment expenses of $195,000 and $74,000, respectively.


Income Tax Expense
- ------------------

The first quarter 1996 income tax expense was approximately $979,000, or an effective rate of 30.9% compared to approximately $724,000 for the first quarter 1995, or an effective rate of 27.4%.


Net Income
- ----------

The Company's first quarter 1996 net earnings were $0.28 per share or $2,193,000 as compared to $0.25 or $1,920,000 for the first quarter of 1995, representing an increase of 14.2%.


Performance Ratios
- ------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the three month period ended March 31, 1996 was 12.59% (annualized) as compared to 12.37% (annualized) for the three month period ended March 31, 1995. The Company's return on average assets was 1.24% (annualized) and 1.16% (annualized) for the three month periods ended March 31, 1996 and 1995, respectively. These ratios compare favorably with other holding companies of similar size.


Capital Resources
- -----------------

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 9.81% and its ratio of shareholders' equity to assets of 9.74% at March 31, 1996.

At March 31, 1996, the Company's regulatory capital and the required minimum amounts under existing regulatory requirements are summarized as follows:

                                           Actual Capital         Required Capital         Excess Capital
                                        -------------------     -------------------       ----------------
                                        Ratio                   Ratio                     Ratio
                                        as a %      Amount      as a %      Amount        as a %    Amount
                                        ------      ------      ------      -------       ------    ------
                                                    (amounts in thousands, except ratios)
  Tier 1 risk-based capital             14.03%      $63,737     4.00%       $18,174       10.03%   $45,563
  Total risk-based capital              15.28        69,437     8.00         36,348       7.28      33,089
  Tier 1 leverage ratio                  9.01        63,737     3.00         21,425       6.01      42,312

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Inflation
- ---------

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Company copes with the effects of inflation through effectively managing its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its level of net income relative to its dividend payout policy. The impact of inflation has been minimal to the Company in recent years.

                          PART II.  OTHER INFORMATION




Item 6.   Exhibits and Report on Form 8-K

          (a)  Exhibits
               The following exhibits are attached:
               Exhibit 11 Computation of Per Share Earnings
               Exhibit 20 Shareholders' Report
               Exhibit 27 Financial Data Schedule

          (b) There were no reports filed on Form 8-K for the quarter ended March 31, 1996.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Century South Banks, Inc.


DATE:   May 15, 1996                 By: /s/ James A. Faulkner
     ----------------------             --------------------------
                                      James A. Faulkner
                                      President & CEO



DATE:   May 15, 1996                 By: /s/ Susan J. Anderson
     ----------------------             --------------------------
                                      Susan J. Anderson
                                      Senior Vice President, CFO,
                                      and Secretary/Treasurer