Form 10-Q
period 1996-06-30
CENTURY SOUTH BANKS INC
filed 1996-08-14
CIK 357105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended June 30, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ___________________ to ____________________

Commission File Number: 2-75364
                        ----------------------------------------------------

                           Century South Banks, Inc.
  ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                                       58-1455591
- -------------------------------                     ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

     455 Jesse Jewell Parkway, P O Box 3366, Gainesville, Georgia     30501
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

                                (770) 287-3464
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                      OUTSTANDING AS OF JULY 31, 1996
- -------------------------------------------------------------------------
Common stock, $1.00 par value                      7,761,624

                   CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                    Form 10Q


                                     INDEX

                                                                      Page No.
                                                                      --------


Part I.   Financial Information
          ---------------------

      Item 1. Financial Statements
              Consolidated Balance Sheets...............................   3
              Consolidated Statements of Income.........................   4
              Condensed Consolidated Statements of Cash Flows...........   5
              Notes to Consolidated Financial Statements................   7
      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................   9

Part II.  Other Information
          -----------------

      Item 4. Matters Submitted to a Vote of Security Holders...........   16
      Item 6. Exhibits and Report on Form 8-K...........................   16

Signatures..............................................................   17

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                June 30,     December 31,
                                                  1996           1995
                                                ---------    -------------

                                                 (amounts in thousands,
                                                    except share data)

Assets
- ------
Cash and due from banks.......................  $ 28,155         33,020
Federal funds sold............................    15,610         27,420
Interest-earning deposits in other banks......       579            453
Investment securities:
  Available for sale..........................   116,677         98,756
  Held to maturity............................    44,119         52,390

Loans, net of unearned income.................   479,526        476,510
  Less allowance for possible loan losses.....     7,605          7,048
                                                --------        -------
      Loans, net..............................   471,921        469,462
                                                --------        -------

Premises and equipment, net...................    16,537         15,869
Goodwill and other intangibles, net...........     7,077          7,442
Other assets..................................    12,511         11,669
                                                --------        -------
        Total assets..........................  $713,186        716,481
                                                ========        =======


Liabilities and Shareholders' Equity
- ------------------------------------
Liabilities:
 Deposits:
   Noninterest-bearing demand deposits........  $ 74,151         69,516
   Interest-bearing deposits..................   552,942        556,790
                                                --------        -------
      Total deposits..........................   627,093        626,306

 Other short-term borrowings..................       450            501
 Federal Home Loan Bank advances..............     7,032          8,083
 Long-term debt...............................       325          3,556
 Accrued expenses and other liabilities.......     6,851          8,581
                                                --------        -------
       Total liabilities......................   641,751        647,027
                                                --------        -------

Shareholders' equity:
   Common stock-$1 par value. Authorized
    15,000,000 shares; issued 7,826,358
    shares and outstanding 7,761,624 shares...     7,826          7,826
   Additional paid-in capital.................    28,780         28,780
   Retained earnings..........................    36,386         33,099
   Reduction for ESOP loan guarantee..........      (202)          (226)
   Common stock in treasury (64,734 shares),
    at cost...................................      (337)          (337)
   Net unrealized gain (loss) on investment
    securities                                    (1,018)           312
                                                --------        -------
     Total shareholders' equity...............    71,435         69,454
                                                --------        -------
       Total liabilities and shareholders'
         equity...............................  $713,186        716,481
                                                ========        =======

   See accompanying notes to consolidated financial statements.

                   CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                      Three months ended   Six months ended
                                                      June 30,             June 30,
                                                        1996       1995      1996     1995
                                                      ---------  --------  --------  -------
                                                 (amounts in thousands, except per share data)

Interest income:
 Loans, including fees..............................    $13,065   12,100     25,709  23,581
 Federal funds sold.................................        330      357        875     668
 Interest on deposits in other banks................          7        7         14      33
 Investment securities:
  Taxable...........................................      1,792    1,694      3,392   3,400
  Nontaxable........................................        647      657      1,330   1,320
                                                        -------   ------     ------  ------
   Total interest income............................     15,841   14,815     31,320  29,002
                                                        -------   ------     ------  ------

Interest expense:
 Deposits...........................................      7,020    6,847     14,378  12,926
 Federal funds purchased............................          -       16          -      28
 Federal Home Loan Bank advances....................        117      151        247     323
 Long-term debt and other borrowings................          6      123         54     277
                                                        -------   ------     ------  ------
   Total interest expense...........................      7,143    7,137     14,679  13,554
                                                        -------   ------     ------  ------

   Net interest income..............................      8,698    7,678     16,641  15,448

Provision for possible loan losses..................        469      345        870     666
                                                        -------   ------     ------  ------

   Net interest income after provision
    for possible loan losses........................      8,229    7,333     15,771  14,782
                                                        -------   ------     ------  ------

Noninterest income:
 Service charges on deposit accounts................        977      913      1,913   1,725
 Securities gains (losses), net.....................        179       (2)       216      (8)
 Other operating income.............................        579      504      1,372   1,061
                                                        -------   ------     ------  ------
   Total noninterest income.........................      1,735    1,415      3,501   2,778
                                                        -------   ------     ------  ------

Noninterest expense:
 Salaries and employee benefits.....................      3,155    2,954      6,250   5,854
 Net occupancy and equipment expense................        787      740      1,606   1,485
 Other operating expenses...........................      2,226    2,520      4,448   5,042
                                                        -------   ------     ------  ------
   Total noninterest expense........................      6,168    6,214     12,304  12,381
                                                        -------   ------     ------  ------

   Income before income taxes.......................      3,796    2,534      6,968   5,179

Income tax expense..................................      1,178      692      2,157   1,417
                                                        -------   ------     ------  ------

   Net income.......................................    $ 2,618    1,842      4,811   3,762
                                                        =======   ======     ======  ======

Net income per common share and common
 share equivalent:

  Primary                                                  $.34      .24        .62     .48
                                                        =======   ======     ======  ======
  Fully diluted                                            $.34      .24        .62     .48
                                                        =======   ======     ======  ======

Cash dividends declared per share                       $.09875   .09380     .19625  .18630
                                                        =======   ======     ======  ======


   See accompanying notes to consolidated financial statements.

                   CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                   Six months ended June 30,
                                                       1996        1995
                                                 ----------------------------
                                                    (amounts in thousands)

   Net cash provided by operating activities           $  4,889     5,671
                                                       --------   -------

   Cash flows from investing activities:
     Proceeds from sales of investment securities:
       Available for sale                                 1,190     4,384
       Held to maturity                                       -         -
     Principal collections and maturities of
       investment securities:
         Available for sale                              18,402     6,819
         Held to maturity                                 8,495     2,852
     Proceeds from maturities of interest-
       earning deposits                                   1,960    14,478
     Purchases of investment securities held
       to maturity                                          (66)   (6,155)
     Purchases of investment securities
       available for sale                               (39,532)   (3,761)
     Investment in interest-earning deposits             (2,086)  (12,684)
     Net increase in loans                               (3,597)  (15,545)
     Proceeds from sales of real estate
       acquired through foreclosure                         115       859
     Purchases of premises and equipment                 (1,432)     (934)
     Proceeds from sale of premises and equipment            12         -
                                                       --------   -------
       Net cash used in investing activities            (16,539)   (9,687)
                                                       --------   -------

   Cash flows from financing activities:
     Net increase in deposits                               788    16,604
     Net decrease in federal funds purchased                  -       (80)
     Net decrease in other short-term borrowings            (51)   (1,849)
     Proceeds from issuance of long-term debt                 -    11,005
     Payments on long-term debt and Federal Home
       Loan Bank advances                                (4,258)  (14,918)
     Dividends paid to shareholders                      (1,504)     (999)
                                                       --------   -------
       Net cash (used in) provided by financing
         activities                                      (5,025)    9,763
                                                       --------   -------

       Net increase in cash and cash equivalents        (16,675)    5,747

   Cash and cash equivalents at beginning of period      60,440    48,566
                                                       --------   -------

   Cash and cash equivalents at end of period          $ 43,765    54,313
                                                       ========   =======

                   CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)

   Supplemental disclosure of cash paid during
    the period for:
      Interest                                           $15,781    12,767
                                                         =======   =======

      Income taxes                                       $ 2,236     1,889
                                                         =======   =======

Supplemental schedule of noncash investing
     and financing activities:
       Real estate acquired through foreclosure           $1,016       660
                                                          ======     =====
       Real estate sold and financed by the Company       $  748       175
                                                          ======     =====
       Net reduction in guaranteed ESOP loan recorded
         in shareholders' equity                          $   24        13
                                                          ======     =====
       Securities transferred from available for
         sale to held to maturity at fair value          $    -      3,773
                                                         =======     =====
       Securities transferred from held to maturity
         to available for sale                           $    -      1,786
                                                         =======     =====




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



     (2) Statement No. 123 "Accounting for Stock-Based Compensation"
         -----------------------------------------------------------

        In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 "Accounting for Stock-Based Compensation". Statement No. 123 establishes a new method of accounting for stock-based compensation arrangements. The new method is a fair value based method rather than the intrinsic value method. However, Statement No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Companies that do not follow the new fair value based method are required to provide expanded disclosures in the footnotes to the financial statements. Statement No. 123 is effective for the Company for fiscal year ending December 31, 1996. The Company will not adopt the fair value based method for purposes of preparing its basic financial statements, but will provide the information required by Statement No. 123 in expanded disclosures in the footnotes to the financial statements.



     (3) Long-Term Debt and Short-Term Borrowings
         ----------------------------------------

       On January 29, 1996, the Company received a $1,500,000 unsecured revolving line of credit with a bank which is payable on demand and matures on January 28, 1997. Interest is due on the line of credit quarterly. The revolving line of credit accrues interest at the Prime Lending Rate minus one percent (1%) as defined in the agreement. The line of credit is secured by 100% of the outstanding common stock of one of the Company's affiliates (GNB). As of June 30, 1996, the outstanding balance is $450,000.

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

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



       Six of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries made payments of $1,051,000 in the first six months of 1996 making the total advances under these lines $7.0 million. Of these advances, $2.0 million matures on April 30, 1997 and bears interest at the rate of 7.39%, payable monthly.

       Another subsidiary has drawn $4.0 million with $2 million maturing on December 28, 1998 and $2 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The remaining $1.0 million matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the six subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -----------------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

     The following is a discussion of the Company's financial condition at June 30, 1996, compared to December 31, 1995, and results of operations for the three and six month periods ended June 30, 1996, compared to the three and six month periods ended June 30, 1995. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION
                              -------------------

     During the first six months of 1996, total assets decreased $3.3 million or approximately 0.5%. This decrease was primarily a result of payments on long-term borrowings of $4.3 million. Net loans grew $3.0 million or 0.6% and investment securities increased $9.7 million or 6.4% during the first six months of 1996 and were funded primarily by a decrease in federal funds sold of $11.8 million.

     The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at June 30, 1996 were as follows:

                                             Gross        Gross
                                Amortized  unrealized  unrealized   Estimated
(amounts in thousands)            cost       gains       losses     fair value
- ------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury and U.S.
    Government agencies          $ 66,217          79        (964)      65,332
  State, county and
    municipal securities           14,838         432        (140)      15,130
  Mortgage-backed securities       28,407         102        (480)      28,029
  Other debt securities             5,352           9         (90)       5,271
  Equity securities                 2,987          30        (102)       2,915
                              ------------------------------------------------
                                 $117,801         652      (1,776)     116,677
                              ------------------------------------------------

Held to maturity:
  U.S. Government agencies       $ 10,090         119        (120)      10,089
  State, county and
    municipal securities           29,025         587        (279)      29,333
  Mortgage-backed securities        2,319          28         (14)       2,333
  Other debt securities             2,685          69           -        2,754
                              ------------------------------------------------
                                 $ 44,119         803        (413)      44,509
                              ------------------------------------------------

Balances within the major deposit categories as of June 30, 1996 and December 31, 1995 are shown below:


                                            (amounts in millions)

                                            June 30,  December 31,
                                              1996       1995
                                           ------------------------

Noninterest bearing demand deposits          $ 74.2          69.5
Interest bearing demand deposits               99.0          99.6
Money market accounts                          23.5          25.5
Savings deposits                               63.1          60.7
Certificates of deposit and
  individual retirement accounts
  of $100,000 or more                          86.0          85.6
Other individual retirement accounts           40.5          38.0
Other certificates of deposit                 240.8         247.4
                                             ------         -----
                                             $627.1         626.3
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

     The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At June 30, 1996, the Company's cash and due from banks was $28.2 million, its federal funds sold were $15.6 million, its interest-earning deposits in other banks were $0.6 million, and its investment securities designated as available for sale were $116.7 million. All of the above could be converted to cash on relatively short notice.

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

     The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



                                         0-90 days          91-365 days            1-5 years           Over 5 years
                                          Current       Current  Cumulative    Current  Cumulative   Current  Cumulative
                                       ------------    --------------------   --------------------  ---------------------
                                                                     (amounts in thousands)

Interest-sensitive assets                 $230,658      151,466   382,124      242,340    624,464    34,215     658,679

Interest-sensitive liabilities             271,345      195,662   467,007       92,620    559,627     1,122     560,749
                                          --------      -------   -------      -------    -------    ------     -------

Interest-sensitivity gap                  $(40,687)     (44,196)  (84,883)     149,720     64,837    33,093      97,930
                                          ========      =======   =======      =======    =======    ======     =======

Ratio of interest-sensitive
 assets to interest-
 sensitive liabilities                        0.85         0.77      0.82         2.62       1.12     30.49        1.17
                                             ========      =======   =======   =======    =======    ======     =======




                             RESULTS OF OPERATIONS
                             ---------------------

     Net Interest Income
     -------------------

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

     Net interest income for the three months ended June 30, 1996 increased $1,020,000 or 13.28% over the same period of 1995. This increase is partially due to the recovery of interest on a non-accrual loan of $365,000. Exclusive of this recovery, the increase was 8.53%. For the six months ended June 30, 1996, net interest income was $16,641,000 representing an increase of $1,193,000 or 7.72% as compared to the six months ended June 30, 1995. The average yield earned on interest-earning assets, on a fully tax equivalent basis, increased to 9.64% for the six months ended June 30, 1996 from 9.46% for the six months ended June 30, 1995 and the average rate paid on interest-bearing liabilities increased to 5.18% for the six months ended June 30, 1996 from 5.00% for the six months ended June 30, 1995. The Company's interest rate differential remained constant at 4.46% while its net interest margin (net interest income divided by average interest-earning assets) increased to 5.18% for the first six months of 1996 from 5.11% for the same period of 1995.


     Allowance for Possible Loan Losses
     ----------------------------------

     The Company provides for possible loan losses on a monthly basis based upon information available at the end of each period. By such additions, management maintains the allowance for possible loan losses at a level adequate to provide for losses that can be reasonably anticipated. The level of the allowance for possible loan losses is based on, among other things, management's periodic loan-by-loan evaluation of potential losses, as well as its assessment of prevailing and anticipated economic conditions in its market areas. Reviews are conducted throughout the year by senior officers of the Company and by unrelated third parties.

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

     The allowance for possible loan losses approximated 1.59% of outstanding loans at June 30, 1996 as compared to 1.48% at December 31, 1995 and 1.54% at June 30, 1995. The allowance increased to $7,605,000 at June 30, 1996 from $7,048,000 at December 31, 1995 and $7,006,000 at June 30, 1995. The
     provision for possible loan losses increased to $870,000 for the six months ended June 30, 1996 from $666,000 for the six months ended June 30, 1995. Net loan charge offs for the six months ended June 30, 1996 were $313,000 as compared to $404,000 for the six months ended June 30, 1995. Net loans charged off as a percentage of average loans was 0.13% for the six months ended June 30, 1996 as compared to 0.36% for the six months ended June 30, 1995.

     Higher provisions have been made as a result of the continued growth in the loan portfolio and to maintain the Company's ratio of allowance for possible loan losses to outstanding loans in the range of 1.5% to 1.6%.


     Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
     --------------------------------------------------------------------

     Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through June 30, 1996.
     Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

     The table on the following page provides information concerning nonperforming loans, nonperforming assets, and underperforming loans and certain asset quality ratios at June 30, 1996 and December 31, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                            June 30,        December 31,
                                              1996              1995
                                          -------------     ------------
                                            (amounts in thousands except
                                               ratios and percentages)

     Nonperforming loans                       $1,186           1,815

     Real estate acquired through
      foreclosure and other
      repossessed assets                        2,042           2,211
                                               ------           -----

     Nonperforming assets                      $3,228           4,026
                                               ======           =====

     Underperforming loans                     $1,275           1,716
                                               ======           =====

     Asset Quality Ratios:
      Nonperforming loans to total loans,
       net of unearned income                     .25%            .38%
                                               ======           =====

      Nonperforming assets to total loans,
       net of unearned income, real estate
       acquired through foreclosure, and
       other repossessed assets                   .67%            .84%
                                               ======           =====

      Allowance for possible loan losses
       to nonperforming loans                    6.41x           3.88x
                                               ======           =====

      Underperforming loans to total loans,
       net of unearned income                     .27%            .36%
                                               ======           =====

      Nonperforming loans to total assets         .17%            .25%
                                               ======           =====

      Nonperforming assets to total assets        .45%            .56%
                                               ======           =====


     The Company's management provides for possible loan losses through a charge to earnings to bring the allowance to a level which in management's judgement is considered adequate to absorb potential losses inherent in the loan portfolio. A substantial portion of the allowance is general in nature and is available for the portfolio in its entirety.


     Noninterest Income
     ------------------

     Noninterest income for the second quarter of 1996 increased $320,000 or 22.6% as compared to the same period of 1995. This increase was primarily the result of an increase in net securities gains (losses) of $181,000, which includes the recovery of the principal of two previously partially charged-off municipal securities of $165,000. An increase was also
     experienced in service charges on deposit accounts of $64,000.   For the
     first six months of 1996, noninterest income increased $723,000 or 26.0%. This increase was primarily the result of an increase in net securities gains (losses) of $224,000, which includes the above mentioned recovery of $165,000, an increase in service charges on deposit accounts of $188,000, and a net increase in mortgage activities related income of $204,000 ($224,000 gain recognized on sale of servicing portfolio and a $122,000 increase in origination fees partially offset by reduced servicing fees of $142,000).

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Noninterest Expense
     -------------------

     The $46,000 or 0.7% reduction in noninterest expense for the second quarter of 1996 as compared to the second quarter of 1995 was primarily due to a decrease in FDIC insurance premium expense of $357,000, partially offset by increases in salary and benefit and net occupancy and equipment expenses of $201,000 and $47,000, respectively. The first six months of 1996 as compared to the same period of 1995 resulted in a decrease of $77,000 or 0.6%. This decrease was primarily due to a decrease in FDIC insurance premium expense of $645,000, which was offset by increases in salary and benefit expense, net occupancy and equipment expenses, and computer fees of $396,000, $121,000 and $63,000, respectively.


     Income Tax Expense
     ------------------

     The second quarter 1996 income tax expense was approximately $1,178,000, or an effective rate of 31.0%, as compared to approximately $692,000 for the second quarter 1995, or an effective rate of 27.3%. During the first six months of 1996 income tax expense was approximately $2,157,000, or an effective rate of 30.96%, compared to $1,417,000, or an effective rate of 27.36%, for the same period in 1995.


     Net Income
     ----------

     The Company's second quarter 1996 net earnings were $0.34 per share or $2,618,000 as compared to $0.24 or $1,842,000 for the second quarter of 1995, representing an increase of 42.1%. Earnings for the six months ended June 30, 1996 were $4,811,000 up 27.9% from $3,762,000 for the comparable period in 1995. Earnings per share for the six months ended June 30, 1996 were $0.62 per share as compared to $0.48 per share for the corresponding period ended June 30, 1995.



     Performance Ratios
     ------------------

     Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the six months ended June 30, 1996 was 13.74% (annualized) as compared to 11.85% (annualized) for the six months ended June 30, 1995. The Company's return on average assets was 1.36% (annualized) and 1.12% (annualized) for the six month periods ended June 30, 1996 and 1995, respectively. These ratios compare favorably with other holding companies of similar size.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Capital Resources
     -----------------

     The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 9.92% and its ratio of shareholders' equity to assets of 10.02% at June 30, 1996.

     At June 30, 1996 and December 31, 1995, the Company's regulatory capital under existing regulatory requirements is summarized as follows:


                                                   June 30,      December 31,
                                                     1996           1995
                                                   ---------    -------------
                                            (amounts in thousands, except ratios)
 Tier 1 capital:
   Shareholders' equity (excludes unrealized
     gains and losses on investment securities)    $ 72,351         69,142
  Intangible assets other than servicing rights      (6,689)        (7,016)
                                                   --------        -------
    Total tier 1 capital                             65,662         62,126
                                                   --------        -------

Tier 2 capital:
  Allowable reserve for loan losses                   5,777          5,867
                                                   --------        -------
   Total tier 2 capital                               5,777          5,867
                                                   --------        -------
    Total capital                                    71,439         67,993
                                                   ========        =======

 Risk-weighted assets                               460,326        468,155
                                                   ========        =======
Risk-based ratios:
  Tier 1 capital                                      14.26%         13.27%
  Total capital                                       15.52          14.52
Tier 1 leverage ratio                                  9.30           9.01


     Inflation
     ---------

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

                          PART II.  OTHER INFORMATION


     Item 4.  Matters Submitted to a Vote of Security Holders

              At the Annual Meeting of Shareholders held on April 24, 1996, the following directors were elected to hold office for the coming year: Roger W. Bennett, E.H. Chambers, Jr., William L. Chandler, Clarence B. Denard, James A. Faulkner, Thomas T. Folger, Jr., Sherman Green, J. Russell Ivie, Dudley K. Owens, William D. Reeves, C.J. (Jim) Sisson, E. Paul Stringer, Myron B. Turner, Al
              J. Wimpy, and George A. Winn. The following honorary directors were also elected: J. Marvin Anderson, Glen W. Marshall, Rodney B. McCombs, J.E. Owens, James H. Sanders, Sr., Forrest J. Sisk, Sr., and Vernon H. Smith.

              Also, an amendment to the Dividend Reinvestment Plan to allow for voluntary cash contributions was approved as was the CSBI Officer Incentive Bonus Plan.


     Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits
                  The following exhibits are attached:
                  Exhibit 11 Computation of Per Share Earnings
                  Exhibit 20 Shareholders' Report
                  Exhibit 27 Financial Data Schedule

             (b) There were no reports filed on Form 8-K for the quarter ended June 30, 1996.

     Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Century South Banks, Inc.


     DATE:   August 14, 1996               By:   /s/ James A. Faulkner
          -----------------------             --------------------------
                                           James A. Faulkner
                                           President & CEO



     DATE:   August 14, 1996               By:   /s/ Susan J. Anderson
          -----------------------             --------------------------
                                           Susan J. Anderson
                                           Senior Vice President, CFO,
                                           and Secretary/Treasurer