Form 10-Q
period 1996-09-30
CENTURY SOUTH BANKS INC
filed 1996-11-14
CIK 357105

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended September 30, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                     to
                               -------------------    --------------------

Commission File Number: 2-75364
                        --------------------------------------------------

                       Century South Banks, Inc.
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                        58-1455591
--------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

 455 Jesse Jewell Parkway, P O Box 3366, Gainesville, Georgia     30501
--------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)

                                (770) 287-3464
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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


               CLASS                OUTSTANDING AS OF OCTOBER 31, 1996
----------------------------------------------------------------------------

Common stock, $1.00 par value                   7,761,624

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information
          ---------------------

     Item 1. Financial Statements
             Consolidated Balance Sheets...............................     3
             Consolidated Statements of Income.........................     4
             Condensed Consolidated Statements of Cash Flows                5
             Notes to Consolidated Financial Statements................     7
     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................     9

Part II.  Other Information

     Item 6. Exhibits and Report on Form 8-K...........................    17

Signatures.............................................................    18

                         PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                   CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                    September 30,          December 31,
                                                        1996                   1995
                                                ---------------------  --------------------
                                                 (amounts in thousands, except share data)
Assets
------
Cash and due from banks.......................              $ 32,197                33,020
Federal funds sold............................                16,350                27,420
Interest-earning deposits in other banks......                   638                   453
Investment securities:
  Available for sale..........................               106,671                98,756
  Held to maturity............................                43,337                52,390

Loans, net of unearned income.................               499,660               476,510
  Less allowance for possible loan losses.....                 7,602                 7,048
                                                            --------               -------
        Loans, net............................               492,058               469,462
                                                            --------               -------
Premises and equipment, net...................                17,689                15,869
Goodwill and other intangibles, net...........                 6,894                 7,442
Other assets..................................                11,859                11,669
                                                            --------               -------
          Total assets........................              $727,693               716,481
                                                            ========               =======

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
 Deposits:
   Noninterest-bearing demand deposits........              $ 76,065                69,516
   Interest-bearing deposits..................               563,006               556,790
                                                            --------               -------
        Total deposits........................               639,071               626,306

 Other short-term borrowings..................                   340                   501
 Federal Home Loan Bank advances..............                 7,007                 8,083
 Long-term debt...............................                   300                 3,556
 Accrued expenses and other liabilities.......                 7,697                 8,581
                                                            --------               -------
        Total liabilities.....................               654,415               647,027
                                                            --------               -------

Shareholders' equity:
   Common stock-$1 par value. Authorized
     15,000,000 shares; issued 7,826,358
     shares and outstanding 7,761,624 shares                   7,826                 7,826
   Additional paid-in capital.................                28,780                28,780
   Retained earnings..........................                37,902                33,099
   Reduction for ESOP loan guarantee..........                  (190)                 (226)
   Common stock in treasury (64,734 shares),
     at cost..................................                  (337)                 (337)
   Net unrealized gain (loss) on investment
     securities                                                 (703)                  312
                                                            --------               -------
       Total shareholders' equity.............                73,278                69,454
                                                            --------               -------
         Total liabilities and shareholders'
           equity.............................              $727,693               716,481
                                                            ========               =======

See accompanying notes to consolidated financial statements.

                                            CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                                                 Consolidated Statements of Income
                                                            (Unaudited)

                                                                 Three months ended     Nine months ended
                                                                    September 30,         September 30,
                                                                  1996     1995            1996    1995
                                                                -------   ------          ------  ------
                                                              (amounts in thousands, except per share data)
 Interest income:
   Loans, including fees................................        $13,084   12,586          38,794  36,166
   Federal funds sold...................................            148      303           1,022     970
   Interest on deposits in other banks..................             10        9              24      42
   Investment securities:
     Taxable............................................          1,726    1,653           5,118   5,053
     Nontaxable                                                     647      669           1,977   1,989
                                                                -------   ------          ------  ------
       Total interest income............................         15,615   15,220          46,935  44,220
                                                                -------   ------          ------  ------

Interest expense:
   Deposits.............................................          6,957    7,213          21,335  20,139
   Federal funds purchased..............................             12        7              12      34
   Federal Home Loan Bank advances......................            113      134             360     457
   Long-term debt and other borrowings..................              5       95              59     373
                                                                -------   ------          ------  ------
       Total interest expense...........................          7,087    7,449          21,766  21,003
                                                                -------   ------          ------  ------

       Net interest income..............................          8,528    7,771          25,169  23,217

 Provision for possible loan losses.....................            343      373           1,213   1,039
                                                                -------   ------          ------  ------

       Net interest income after provision
        for possible loan losses........................          8,185    7,398          23,956  22,178
                                                                -------   ------          ------  ------

Noninterest income:
   Service charges on deposit accounts..................            956      928           2,869   2,653
   Securities gains (losses), net.......................              -       10             216       2
   Other operating income...............................            563      573           1,935   1,633
                                                                -------   ------          ------  ------
       Total noninterest income.........................          1,519    1,511           5,020   4,288
                                                                -------   ------          ------  ------

Noninterest expense:
   Salaries and employee benefits.......................          3,371    2,968           9,621   8,822
   Net occupancy and equipment expense..................            816      804           2,422   2,288
   Other operating expenses.............................          2,232    2,083           6,680   7,124
                                                                -------   ------          ------  ------
       Total noninterest expense........................          6,419    5,855          18,723  18,234
                                                                -------   ------          ------  ------

       Income before income taxes.......................          3,285    3,054          10,253   8,232

 Income tax expense.....................................            993      816           3,150   2,232
                                                                -------   ------          ------  ------

       Net income.......................................        $ 2,292    2,238           7,103   6,000
                                                                =======   ======          ======  ======

 Net income per common share and common
  share equivalent:
     Primary                                                       $.30      .29             .91     .77
                                                                =======   ======          ======  ======
     Fully diluted                                                 $.30      .29             .91     .77
                                                                =======   ======          ======  ======

 Cash dividends declared per share                              $.10000   .09500          .29625  .28130
                                                                =======   ======          ======  ======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                 Nine months ended September 30,
                                                       1996           1995
                                               ----------------------------------
                                                     (amounts in thousands)
Net cash provided by operating activities            $   9,105       10,121
                                                     ---------      -------

Cash flows from investing activities:
  Proceeds from sales of investment securities:
    Available for sale                                   7,840        6,224
  Principal collections and maturities of
    investment securities:
      Available for sale                                23,348       11,754
      Held to maturity                                  10,353        6,691
  Proceeds from maturities of interest-
    earning deposits                                     2,099       15,041
  Purchases of investment securities held
    to maturity                                         (1,088)      (9,111)
  Purchases of investment securities
    available for sale                                 (40,682)     (10,857)
  Investment in interest-earning deposits               (2,284)     (13,271)
  Net increase in loans                                (24,028)     (30,230)
  Proceeds from sales of real estate
    acquired through foreclosure                           373        1,219
  Purchases of premises and equipment                   (2,980)      (1,337)
  Proceeds from sale of premises and equipment              13           16
                                                     ---------      -------
    Net cash used in investing activities              (27,036)     (23,861)
                                                     ---------      -------

Cash flows from financing activities:
  Net increase in deposits                              12,765       10,705
  Net increase in federal funds purchased                   -         2,670
  Net decrease in other short-term borrowings             (161)        (689)
  Proceeds from issuance of long-term debt                  -        11,047
  Payments on long-term debt and Federal Home
    Loan Bank advances                                  (4,296)     (15,461)
 Dividends paid to shareholders                         (2,270)      (1,807)
                                                     ---------      -------
    Net cash provided by financing activities            6,038        6,465
                                                     ---------      -------

    Net decrease in cash and cash equivalents          (11,893)      (7,275)

Cash and cash equivalents at beginning of period        60,440       48,566
                                                     ---------      -------

Cash and cash equivalents at end of period           $  48,547       41,291
                                                     =========      =======

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)

Supplemental disclosure of cash paid during
  the period for:
    Interest                                            $22,625   19,504
                                                        =======  =======

    Income taxes                                        $ 3,074    2,613
                                                        =======  =======

Supplemental schedule of noncash investing
  and financing activities:
    Real estate acquired through foreclosure             $1,398    1,333
                                                        =======  =======
    Real estate sold and financed by the Company         $1,177      798
                                                        =======  =======
    Net reduction in guaranteed ESOP loan recorded
      in shareholders' equity                            $   36       24
                                                        =======  =======
    Investment securities transferred from available
      for sale to held to maturity at fair value        $    -     3,864
                                                        =======  =======
    Investment securities transferred from held to
      maturity to available for sale                    $    -     1,786
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

(2) Statement No. 123 "Accounting for Stock-Based Compensation"
    -----------------------------------------------------------

    In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Statement No. 123 establishes a new method of accounting for stock-based compensation arrangements. The new method is a fair value based method rather than the intrinsic value method. However, Statement No. 123 does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Companies that do not follow the new fair value based method are required to provide expanded disclosures in the footnotes to the financial statements. Statement No. 123 is effective for the Company for the fiscal year ending December 31, 1996. The Company will not adopt the fair value based method for purposes of preparing its basic financial statements, but will provide the information required by Statement No. 123 in expanded disclosures in the footnotes to the financial statements.

(3) Statement No. 125 "Accounting for Transfers and Servicing of Financial
    ----------------------------------------------------------------------
    Assets and Extinguishments of Liabilities"
    ------------------------------------------

    In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. If distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The financial-components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral.

     The Company has not determined the impact of Statement No. 125 on its financial statements. Statement No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

(4)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

     On January 29, 1996, the Company received a $1,500,000 unsecured revolving line of credit with a bank which is payable on demand and matures on January 28, 1997. Interest is due on the line of credit quarterly. The revolving line of credit accrues interest at the Prime Lending Rate minus one percent (1%) as defined in the agreement. The line of credit is secured by 100% of the outstanding common stock of one of the Company's affiliates (GNB). As of September 30, 1996, the outstanding balance is $200,000.

     Six of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries made payments of $1,076,000 in the first nine months of 1996 making the total advances under these lines $7.0 million. Of these advances, $2.0 million matures on April 30, 1997 and bears interest at the rate of 7.39%, payable monthly.

     Another subsidiary has drawn $4.0 million with $2.0 million maturing on December 28, 1998 and $2.0 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The remaining $1.0 million matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the six subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

    The following is a discussion of the Company's financial condition at September 30, 1996, compared to December 31, 1995, and results of operations for the three and nine month periods ended September 30, 1996, compared to the three and nine month periods ended September 30, 1995. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION
                              -------------------

    During the first nine months of 1996, total assets increased $11.2 million or approximately 1.6%. Such growth was funded primarily by deposit growth of $12.8 million or 2.0%. Net loans grew $22.6 million or 4.8% during the first nine months of 1996 and were funded primarily by a decrease in federal funds sold of $11.1 million and the previously mentioned deposit growth.

    The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at September 30, 1996 were as follows:

                                               Gross        Gross
                                  Amortized  unrealized  unrealized   Estimated
(amounts in thousands)              cost       gains       losses     fair value
--------------------------------------------------------------------------------
Available for sale:
    U.S. Treasury and U.S.
      Government agencies          $ 57,565          76        (666)      56,975
    State, county and
      municipal securities           14,566         394        (113)      14,847
    Mortgage-backed securities       27,097         111        (386)      26,822
    Other debt securities             5,115          10         (86)       5,039
    Equity securities                 2,995         100        (107)       2,988
                                ------------------------------------------------
                                   $107,338         691      (1,358)     106,671
                                ------------------------------------------------

  Held to maturity:
    U.S. Government agencies       $ 10,032         124         (78)      10,078
    State, county and
      municipal securities           28,678         640        (217)      29,101
    Mortgage-backed securities        2,150          22         (21)       2,151
    Other debt securities             2,477          66           -        2,543
                                ------------------------------------------------
                                   $ 43,337         852        (316)      43,873
                                ------------------------------------------------


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Balances within the major deposit categories as of September 30, 1996 and December 31, 1995 are shown below:

                                                      (amounts in millions)
                                                   September 30,  December 31,
                                                        1996          1995
                                                  -----------------------------
  Noninterest-bearing demand deposits                 $ 76.1          69.5
  Interest-bearing demand deposits                      94.6          99.6
  Money market accounts                                 23.0          25.5
  Savings deposits                                      64.0          60.7
  Certificates of deposit and
    individual retirement accounts
    of $100,000 or more                                 91.3          85.6
  Other individual retirement accounts                  40.6          38.0
  Other certificates of deposit                        249.5         247.4
                                                      ------         -----
                                                      $639.1         626.3
                                                      ======         =====

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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At September 30, 1996, the Company's cash and due from banks was $32.2 million, its federal funds sold were $16.4 million, its interest-earning deposits in other banks were $0.6 million, and its investment securities designated as available for sale were $106.7 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $28.4 million, in addition to credit which is available in the form of Federal Home Loan Bank advances.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 1996.

                                 0-90 days          91-365 days               1-5 years                 Over 5 years
                                  Current      Current    Cumulative      Current    Cumulative      Current    Cumulative
                               -------------------------------------------------------------------------------------------
                                                        (amounts in thousands)
Interest-sensitive assets        $230,720      152,872      383,592       251,685     635,277         33,104      668,381

Interest-sensitive
  liabilities                     267,310      202,973      470,283        99,252     569,535          1,118      570,653
                                 --------      -------      -------       -------     -------         ------      -------

Interest-sensitivity gap        $(36,590)      (50,101)     (86,691)      152,433      65,742         31,986       97,728
                                 ========      =======      =======       =======     =======         ======      =======

Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities           0.86          0.75         0.82          2.54        1.12          29.61         1.17
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net interest income for the three months ended September 30, 1996 increased $757,000 or 9.74% over the same period of 1995. For the nine months ended September 30, 1996, net interest income was $25,169,000 representing an increase of $1,952,000 or 8.41% as compared to the nine months ended September 30, 1995. The average yield earned on interest-earning assets, on a fully tax equivalent basis, increased to 9.61% for the nine months ended September 30, 1996 from 9.52% for the nine months ended September 30, 1995 and the average rate paid on interest-bearing liabilities decreased to 5.13% for the nine months ended September 30, 1996 from 5.14% for the nine months ended September 30, 1995. The Company's interest rate differential increased to 4.48% from 4.38% and its net interest margin (net interest income divided by average interest-earning assets) increased to 5.22% for the first nine months of 1996 from 5.08% for the same period of 1995.


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

The allowance for possible loan losses approximated 1.52% of outstanding loans at September 30, 1996 as compared to 1.48% at December 31, 1995 and 1.51% at September 30, 1995. The allowance increased to $7,602,000 at September 30, 1996 from $7,048,000 at December 31, 1995 and $7,111,000 at September 30, 1995. The
provision for possible loan losses increased to $1,213,000 for the nine months ended September 30, 1996 from $1,039,000 for the nine months ended September 30, 1995. Net loan charge offs for the nine months ended September 30, 1996 were $659,000 as compared to $775,000 for the nine months ended September 30, 1995. Net loans charged off as a percentage of average loans was 0.18% for the nine months ended September 30, 1996 as compared to 0.23% for the nine months ended September 30, 1995.

Higher provisions have been made as a result of the continued growth in the loan portfolio and to maintain the Company's ratio of allowance for possible loan losses to outstanding loans in the range of 1.5% to 1.6%.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through September 30, 1996. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table on the following page provides information concerning nonperforming loans, nonperforming assets, and underperforming loans and certain asset quality ratios at September 30, 1996 and December 31, 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                   September 30,               December 31,
                                                       1996                        1995
                                            ---------------------------  -------------------------
                                             (amounts in thousands except ratios and percentages)

Nonperforming loans                                             $2,455                      1,815

Real estate acquired through
  foreclosure and other
  repossessed assets                                             1,849                      2,211
                                                                ------                      -----

Nonperforming assets                                            $4,304                      4,026
                                                                ======                      =====

Underperforming loans                                           $1,171                      1,716
                                                                ======                      =====

Asset Quality Ratios:
  Nonperforming loans to total loans,
     net of unearned income                                        .49%                       .38%
                                                                ======                      =====

  Nonperforming assets to total loans,
     net of unearned income, real estate
     acquired through foreclosure, and
     other repossessed assets                                      .86%                       .84%
                                                                ======                      =====

  Allowance for possible loan losses
     to nonperforming loans                                       3.10x                      3.88x
                                                                ======                      =====

  Underperforming loans to total loans,
     net of unearned income                                        .23%                       .36%
                                                                ======                      =====

  Nonperforming loans to total assets                              .34%                       .25%
                                                                ======                      =====

  Nonperforming assets to total assets                             .59%                       .56%
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

Noninterest Income
------------------

Noninterest income for the third quarter of 1996 increased $8,000 or 0.5% as compared to the same period of 1995. This increase was primarily the result of an increase in service charges on deposit accounts of $28,000, which was offset
by a decrease in net securities gains (losses) of $10,000.   For the first nine
months of 1996, noninterest income increased $732,000 or 17.1%. This increase was primarily the result of an increase in net securities gains (losses) of $214,000, which includes the recovery of the principal of two previously partially charged-off municipal securities of $165,000, an increase in service charges on deposit accounts of $216,000, and a net increase in mortgage activities related income of $174,000 ($224,000 gain recognized on sale of servicing portfolio and a $148,000 increase in origination fees offset by reduced servicing fees of $198,000).

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expense
-------------------

The $564,000 or 9.6% increase in noninterest expense for the third quarter of 1996 as compared to the third quarter of 1995 was primarily due to an increase in salary and benefit expense of $403,000, an increase in net occupancy and equipment expense of $12,000, and an increase in FDIC insurance premium expense of $59,000. The first nine months of 1996 as compared to the same period of 1995 resulted in an increase of $489,000 or 2.7%. This increase was primarily due to an increase in salary and benefit expense of $799,000 and an increase in net occupancy and equipment expense of $134,000, which was partially offset by a decrease in FDIC insurance premium expense of $586,000.


Income Tax Expense
------------------

The third quarter 1996 income tax expense was approximately $993,000, or an effective rate of 30.2%, as compared to approximately $816,000 for the third quarter 1995, or an effective rate of 26.7%. During the first nine months of 1996 income tax expense was approximately $3,150,000, or an effective rate of 30.7%, compared to $2,232,000, or an effective rate of 27.1%, for the same period in 1995.


Net Income
----------

The Company's third quarter 1996 net earnings were $0.30 per share or $2,292,000 as compared to $0.29 or $2,238,000 for the third quarter of 1995, representing an increase of 2.4%. Earnings for the nine months ended September 30, 1996 were $7,103,000 up 18.4% from $6,000,000 for the comparable period in 1995. Earnings per share for the nine months ended September 30, 1996 were $0.91 per share as compared to $0.77 per share for the corresponding period ended September 30, 1995.



Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the nine months ended September 30, 1996 was 13.36% (annualized) as compared to 12.36% (annualized) for the nine months ended September 30, 1995. The Company's return on average assets was 1.33% (annualized) and 1.18% (annualized) for the nine month periods ended September 30, 1996 and 1995, respectively. These ratios compare favorably with other holding companies of similar size.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Capital Resources
-----------------

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 9.96% and its ratio of shareholders' equity to assets of 10.07% at September 30, 1996.

At September 30, 1996 and December 31, 1995, the Company's regulatory capital under existing regulatory requirements is summarized as follows:


                                                      September 30,   December 31,
                                                          1996           1995
                                                   --------------    -------------
                                                 (amounts in thousands, except ratios)

 Tier 1 capital:
   Shareholders' equity (excludes unrealized
     gains and losses on investment securities)         $ 73,875         69,142
  Intangible assets other than servicing rights           (6,549)        (7,016)
                                                        --------        -------
    Total tier 1 capital                                  67,326         62,126
                                                        --------        -------

Tier 2 capital:
  Allowable reserve for loan losses                        6,038          5,867
                                                        --------        -------
   Total tier 2 capital                                    6,038          5,867
                                                        --------        -------
    Total capital                                       $ 73,364         67,993
                                                        ========        =======

 Risk-weighted assets                                   $481,515        468,155
                                                        ========        =======
Risk-based ratios:
  Tier 1 capital                                           13.98%         13.27%
  Total capital                                            15.24          14.52
Tier 1 leverage ratio                                       9.53           9.01


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

         (b) There were no reports filed on Form 8-K for the quarter ended September 30, 1996.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Century South Banks, Inc.


DATE:   November 14, 1996             By:   /s/ James A. Faulkner
     -------------------------           --------------------------
                                         James A. Faulkner
                                         President & CEO



DATE:   November 14, 1996             By:   /s/ Susan J. Anderson
     -------------------------           --------------------------
                                         Susan J. Anderson
                                         Senior Vice President, CFO,
                                         and Secretary/Treasurer