Form 10-K
period 1996-12-31
CENTURY SOUTH BANKS INC
filed 1997-03-31
CIK 357105

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-K

(MARK ONE)

[x]  Annual report pursuant to section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended December 31, 1996 or
                                             -----------------

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _________________ to
       _________________

COMMISSION FILE NUMBER  2-75364

                           Century South Banks, Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Georgia                                           58-1455591
--------------------------------                      ----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification Number)


455 Jesse Jewell Parkway, Gainesville, Georgia               30501
------------------------------------------------           ----------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (770) 287-3464
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $1.00
                                                                           -----
par value
---------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____.
                                        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Registrant's common stock (based upon the mean of the closing high and low sales price reported by the Nasdaq Stock Market) held by nonaffiliates as of February 28, 1997 was approximately $121,303,000.

The Registrant had 7,767,459 shares of its common stock outstanding as of March 24, 1997.

Documents Incorporated by Reference
-----------------------------------

Portions of the Company's 1996 Annual Report to Shareholders and Proxy Statement for the Company's 1997 Annual Meeting of Shareholders are incorporated by reference into Part I, Item 1, Part II, Items 5, 6, 7, and 8, Part III, Items 10, 11, 12, and 13, and Part IV, Item 14.

                                   Form 10-K

                                     Index

                                                                          Page
                                                                          ----
PART I

     Item 1.   BUSINESS..................................................  3
     Item 2.   PROPERTIES................................................ 10
     Item 3.   LEGAL PROCEEDINGS......................................... 11
     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS................................................... 12

PART II

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED SHAREHOLDER MATTERS........................... 13
     Item 6.   SELECTED FINANCIAL DATA................................... 13
     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS................................................ 13
     Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 DATA.................................................... 13
     Item 9.   CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE.................................... 13

PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS
                 OF THE REGISTRANT....................................... 13
     Item 11.  EXECUTIVE COMPENSATION.................................... 14
     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.......................................... 14
     Item 13.  CERTAIN RELATIONSHIPS AND
                 RELATED TRANSACTIONS.................................... 14

PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K..................................... 14


SIGNATURES............................................................... 16

                                    PART I
                                    ------

Item 1.   BUSINESS

                            BUSINESS OF THE COMPANY
                            -----------------------

Century South Banks, Inc. (the "Company") is a $761 million asset multibank holding company which engages through its wholly-owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank ("GFB"), First National Bank of Union County ("FNBUC"), Fannin County Bank, N.A. ("FCB"), Gwinnett National Bank ("GNB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL") and Bank of Danielsville ("DAN") - (collectively the "Banks") in providing a full range of banking services to customers of the Banks. The Company's executive offices are located at 455 Jesse Jewell Parkway, Gainesville, Georgia 30501 and its telephone number is (770) 287-3464.

The Company was incorporated as a Georgia business corporation in 1981. In the last quarter of 1982, the Company acquired all of the issued and outstanding common stock of BOD, Dahlonega, Georgia and on May 31, 1985, the Company acquired all of the issued and outstanding shares of BOE, Ellijay, Georgia. The Company acquired all of the issued and outstanding shares of common stock of The First National Bank of Polk County ("FNBPC"), Copperhill, Tennessee, on December 16, 1988 and acquired 95.4% of the issued and outstanding shares of common stock of GFB on September 11, 1989, bringing its ownership of the common stock of GFB to 100%. The Company acquired all of the issued and outstanding shares of First Union Bancorp ("FUB") and its wholly owned banking subsidiary, FNBUC, on April 30, 1990.

On May 31, 1994, the Company acquired the charter of Martin Bank, Dyersburg, Tennessee at a cost of $31,000. In addition, with regulatory approval FNBPC relocated its charter to Blue Ridge, Georgia. FNBPC acquired assets of approximately $28 million and assumed deposit liabilities of approximately $43 million of the Blue Ridge, Georgia offices of NationsBank of Georgia, N.A. ("Nations") on May 31, 1994. In conjunction with these transactions, effective May 31, 1994, Martin Bank changed its name to FBPC, Copperhill, Tennessee and FNBPC changed its name to FCB, Blue Ridge, Georgia. In a simultaneous transaction, FBPC acquired assets of approximately $53 million and assumed liabilities of approximately $56 million from FNBPC.

On April 14, 1995, the Company completed the acquisitions of Gwinnett Bancorp, Inc. ("GBI"), a bank holding company located in Duluth, Georgia, and its subsidiary bank GNB, and First Community Bank of Dawsonville, located in Dawsonville, Georgia. These transactions were accounted for as poolings of interests, and accordingly, financial information preceding the dates of acquisition were restated to include the financial position and results of operations of GBI, and its subsidiary GNB, and FCBD.

On December 14, and December 27, 1995, the Company completed the acquisitions of Peoples Bank, located in Lavonia, Georgia, and Bank of Danielsville, located in Danielsville, Georgia, respectively. These transactions were accounted for as poolings of interests, and accordingly, financial information preceding the dates of acquisition were restated to include the financial position and results of operations of PBL and DAN.

On March 17, 1997, the Company and Bank Corporation of Georgia ("BCG"), headquartered in Macon, Georgia signed a statement of intent to merge the two holding companies. Under the proposed merger, BCG shareholders will receive 1.4 shares of Century South Banks, Inc. common stock for each share of BCG common stock. The merger is subject to the execution of a definitive agreement and the approval of BCG shareholders and regulatory authorities. Upon consummation of the merger, Century South Banks, Inc. will have assets of over $1 billion. The combined operation will maintain dual headquarters in Gainesville and Macon.

Because of its ownership of all the issued and outstanding shares of the common stock of the Banks, the Company is a "Bank Holding Company" as that term is defined under Federal law in the Bank Holding Company Act of 1956 (the "Act"), as amended, and under the bank holding company laws of the State of Georgia ("Georgia Act"). As a bank holding company, the Company is subject to the applicable provisions of the Act and the Georgia Act as well as to supervision by the Board of Governors of the Federal Reserve System (the "Board") and the State of Georgia Department of Banking and Finance (the "GDBF"). The Company's primary business as a bank holding company is to manage the business affairs of its banking subsidiaries. The Banks provide a full range of banking services to their customers. BOD, BOE, GFB, FCBD, PBL and DAN were organized under the state banking laws of Georgia and are not members of the Federal Reserve System. FBPC is organized under the state banking laws of Tennessee and is not a member bank of the Federal Reserve System. FCB, FNBUC and GNB were organized under the Federal banking laws of the United States of America and are member banks of the Federal Reserve System.

                                  COMPETITION
                                  -----------

BOD's main office is located at 60 Main Street West, Dahlonega, Georgia 30533 and its branch offices are also located in Dahlonega, Georgia. BOD primarily competes with Lumpkin County Bank, a commercial bank having a banking office in Dahlonega, Georgia; United Community Banks, a subsidiary of United Community Banks, Inc. ("United"), Blairsville, Georgia; and certain other financial institutions located in Lumpkin County, Georgia. BOD faces strong competition in attracting deposits and in the origination of loans. BOD's most direct competition for deposits and loans comes from commercial banks located in its primary market area. However, because of its proximity to Atlanta, Georgia and Gainesville, Georgia, BOD also faces competition from banks and thrift institutions located in those cities.

BOE's main office is located at Sand and Broad Street, Ellijay, Georgia and its branch offices are also located in Ellijay, Georgia. BOE competes with Regions Bank of Georgia; Gilmer County Bank; and Bank of North Georgia, all commercial banks. BOE faces strong competition in attracting deposits and in the origination of loans. BOE's most direct competition for deposits and loans comes from commercial banks located in its primary market area. However, because of its proximity to Atlanta, Georgia, BOE also faces competition from banks and thrift institutions located in Atlanta.

FBPC's main office is located at 40 Ocoee Street, Copperhill, Tennessee and its branch offices are located in Ducktown, Tennessee and Turtletown, Tennessee. FBPC primarily competes with Ducktown Banking Company; Peoples Bank of Fannin County, a subsidiary of United; and a branch of SunTrust Bank Northeast Georgia, N.A. ("SunTrust") in Fannin County, Georgia. FBPC faces strong competition in attracting deposits and in the origination of loans. FBPC's most direct competition for deposits and loans comes from commercial banks located in its primary market area.

GFB's main office is located at 455 Jesse Jewell Parkway, Gainesville, Georgia and its branch offices are located in Gainesville, Georgia and Flowery Branch, Georgia. GFB's primary competitors are Regions Bank of Georgia; Wachovia Bank of Georgia; Nations; SunTrust; Lanier National Bank; and Gainesville Bank and Trust Company, which are all commercial banks. GFB faces strong competition in attracting deposits and originating loans from the aforementioned financial institutions and also faces competition from banks and thrift institutions located in the Atlanta, Georgia area.

FNBUC's main office is located at 236 Highway 515 in Blairsville, Georgia. FNBUC's primary competition is Union County Bank, Blairsville, Georgia, a subsidiary of United. FNBUC faces direct competition for deposits and loans from banks located in its primary market area.

FCB's main office is located at 480 West First Street, Blue Ridge, Georgia and its branch office is also located in Blue Ridge, Georgia. FCB primarily competes with Peoples Bank of Fannin County, a subsidiary of United and a branch of SunTrust. FCB faces strong competition in attracting deposits and in the origination of loans. FCB's most direct competition for deposits and loans comes from commercial banks located in its primary market area.

GNB is located at 3200 Peachtree Industrial Boulevard, Duluth, Georgia and its branch office is located in Dacula, Georgia. GNB primarily competes with Peoples Bank of Buford; Regions Bank of Georgia; Citizens Bank of Gwinnett; The Bank of Gwinnett County; First Capital Bank; Colonial Bank; Embry National Bank; Quantum National Bank, which are all commercial banks; and several other financial institutions located in Gwinnett County, Georgia. GNB faces strong competition in attracting deposits and originating loans from the aforementioned financial institutions and also faces competition from banks and thrift institutions located in the Atlanta area.

FCBD is located at 136 Highway 400 South, Dawsonville, Georgia and its branch office is also located in Dawsonville, Georgia. FCBD primarily competes with Dawson County Bank, a commercial bank located in Dawson County. FCBD faces strong competition in attracting deposits and in the origination of loans. FCBD's most direct competition for deposits and loans comes from commercial banks located in its primary market area. However, because of its proximity to Atlanta, Georgia, FCBD also faces competition from banks and thrift institutions located in the Atlanta area.

PBL is located at 13321 Jones Street, Lavonia, Georgia. PBL primarily competes with Northeast Georgia Bank; First Bank & Trust; Athens First Bank & Trust; and a branch of Tri-County Bank, which are all commercial banks. PBL faces strong competition in attracting deposits and in the origination of loans. PBL's most direct competition for deposits and loans comes from commercial banks located in its primary market area.

DAN's main office is located at Courthouse Square, Danielsville, Georgia and its branch offices are located in Colbert, Georgia and Hull, Georgia. DAN primarily competes with Merchants & Farmers Bank, a commercial bank with branches in Danielsville, Colbert and Hull, Georgia. DAN faces strong competition for deposits and loans from commercial banks located in Athens, Georgia and its primary market area.

As previously outlined, the Banks encounter competition from other commercial banks, thrift institutions, and other financial institutions and intermediaries in their respective market areas. Many of these competing institutions are larger in size and have access to resources with higher lending limits.

                                   EMPLOYEES
                                   ---------

As of December 31, 1996, the Company had approximately 395 employees, with approximately 59 serving the Company directly. As of December 31, 1996, BOD had 41 employees, BOE had 48 employees, FBPC had 42 employees, GFB had 52 employees, FNBUC had 23 employees, FCB had 30 employees, GNB had 23 employees, FCBD had 27 employees, PBL had 17 employees, and DAN had 33 employees. The Company is not a party to any collective bargaining agreement and, in the opinion of management, the Company enjoys satisfactory relations with its employees.

                  SUPERVISION, REGULATION, AND OTHER FACTORS
                  ------------------------------------------

Bank Holding Company Regulations
--------------------------------

Offers and sales of the common stock of the Company are subject to the registration requirements of the Securities Act of 1933, as amended, and the regulations promulgated thereunder which are administered by the Securities and Exchange Commission. Such offers and sales are also subject to the registration requirements of various state securities acts. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company is a registered holding company under the Act and the Georgia Act and is regulated under such acts by the Board and by the GDBF, respectively. As a bank holding company, the Company is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also conduct examinations of the Company and each of its subsidiaries. The Board possesses cease-and-desist powers over bank holding companies if their actions represent an unsafe or unsound practice or violation of laws.

The Act also requires every bank holding company to obtain prior approval from the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by the bank holding company. The Board is prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. Under Georgia law, a bank holding company is authorized to acquire ownership or control of additional banks in Georgia, Alabama, Florida, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Acquisition of any additional state chartered banks would require prior approval from the Board, the GDBF, and the Federal Deposit Insurance Corporation (the "FDIC"). The acquisition of a national bank would require prior approval from the Board, the Office of the Comptroller of the Currency (the "OCC"), the GDBF, and the FDIC.

The Act and Georgia Act further provide that the Board and the GDBF will not approve any acquisition, merger, or consolidation (a) which would result in a monopoly, (b) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (c) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or
(d) which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Board considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Board, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Board in individual cases.

Banks' Supervision and Regulations
----------------------------------

BOD, BOE, FCBD, PBL, and DAN are insured state nonmember banks chartered by the GDBF and are subject to supervision by, and are regularly examined by, the GDBF and the FDIC.

FBPC is an insured state nonmember bank chartered by the Tennessee Department of Financial Institutions ("TDFI") and is subject to supervision by the TDFI and the FDIC.

FCB, FNBUC, and GNB are insured national banks chartered under the Federal banking laws of the United States of America. All are members of the Federal Reserve System, are subject to the supervision of the OCC and the FDIC, and are regularly examined by the OCC.

GFB was organized under the state banking laws of Georgia on October 24, 1983 as a de novo Georgia savings and loan association known as Georgia First Savings and Loan Association. On November 21, 1985, the Board approved the application of GFB for membership in the Federal Reserve System, the name was changed to GFB, and at such time GFB became a state chartered bank. As of January 21, 1997, GFB is no longer a member of the FRB. GFB is subject to the supervision of, and is regularly examined by, the GDBF and the FDIC.

To the extent provided by law, deposits of the Banks are insured by the FDIC.

Subsidiary banks of a banking holding company are subject to certain restrictions imposed by the Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or the securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

Other Factors
-------------

Legislation has been adopted in order to assist in the resolution of the insolvency of the Federal Savings and Loan Insurance Corporation, which insured deposits maintained in most savings and loan associations and savings banks. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was adopted in order to address these issues. FIRREA contains major regulatory reforms, strong capital standards, and safeguards for the disposal of recoverable assets.

As a result of the enactment of FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The Banks are FDIC-insured depository institutions within the meaning of FIRREA.

Additional Legislation
----------------------

The Company is subject to capital adequacy guidelines as established by the Board. The Board has established risk-based capital guidelines for bank holding companies which are applied to the Company and on a bank-only basis. The Board has announced that these capital requirements are minimum requirements for the most highly rated banking organizations and other banking organizations are expected to maintain capital at higher levels.

The guidelines define Tier 1 Capital, Tier II Capital and Total Capital and provide risk-based capital ratios calculated with reference to risk-weighted assets which include both on and off-balance sheet exposures. Tier 1 Capital must represent at least 50% of qualifying total capital and consists of common and qualifying preferred shareholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill. Tier II Capital consists of allowances for loan and lease losses, perpetual preferred stock and related surplus, hybrid capital instruments and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus. Total Capital consists of Tier I Capital plus Tier II Capital less investment in unconsolidated subsidiaries, reciprocal holdings of banking organizations' capital securities, and other discretionary deductions.

The minimum required ratio for qualifying Total Capital to risk-weighted assets (including grandfathered goodwill) as of December 31, 1996 was 8%, of which 4% was required to be Tier 1 Capital. As of December 31, 1996, the Company's Tier 1 Capital was $69,153,000, Tier II Capital was $6,238,000 and its Total Risk-Based Capital was $75,391,000 as determined in accordance with regulatory requirements. Accordingly, 91.7% of the Company's qualifying Total Risk-Based Capital was Tier 1 Capital.

Regarding regulation of the Company and the Banks, bills may be introduced in the United States Congress and the Georgia Legislature to alter the structure, regulation and competitive relationships of the nation's financial institutions. As to other adopted legislation, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted to further regulate the banking industry. The principal initial effect of FDICIA is to permit the Bank Insurance Fund (the "BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks, which is estimated would yield approximately $40 billion in working capital.

The additional supervisory powers and regulations mandated by FDICIA include a "prompt corrective action" program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital under FDICIA. Other sections of FDICIA impose substantial new audit and reporting requirements and increase the role of independent accountants and outside directors.


Other Legislation
-----------------

On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Approvement Act of 1994 (the "CDA"). The CDA sets up the Community Development Financial Institution Fund to provide assistance to new and existing community lenders. The CDA also includes regulatory and paperwork reduction provisions, and enhanced consumer protections.

On September 29, 1994, President Clinton signed into law The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act will allow banks to acquire out of state banks after one year, and out of state branches through interstate mergers, beginning June 1, 1997. The Interstate Banking Act also protects key provisions of state law, establishes a mechanism for de novo branching, and includes provisions relating to interstate branching by foreign banks.

During the 1996 Georgia General Assembly, Senate Bill 165 ("SB165"), was passed by both the House and Senate of Georgia and subsequently signed by Governor Miller. SB165 permits state chartered banks to branch into any three counties in Georgia between July 1, 1996 through July 1, 1998. If the bank is part of a bank holding company, all affiliates are treated as one and the bank holding company is limited to only three counties. On July 1, 1998, all branching restrictions will be removed.

FDIC Insurance Assessments
--------------------------

The FDIC adopted regulations amending the deposit insurance assessments applicable to the Banks. The regulations provide for a risk based premium system which requires higher assessment rates for banks which the FDIC determines pose greater risks to the BIF.

Under the new regulations, banks pay an assessment depending upon risk classification. Although the new regulations were adopted by the FDIC as final regulations, the Board of the FDIC will consider whether changes in economic and industry conditions require adjustments in the range of assessment rates to be charged in future years.

To arrive at risk based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups (well capitalized, adequately capitalized, or under capitalized) based on its capital ratios. The FDIC has also assigned each bank to one of three subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include
(i) banks that are financially sound with only a few minor weaknesses, (ii) those banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. These supervisory evaluations modify premium rates within each of the three capital groups with the result being the nine risk categories and assessment rates based on a summary multiplier.

The Company has been informed by the FDIC that its Banks have been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 1997.

                                MONETARY POLICY
                                ---------------

The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States Government and its agencies.

The Board has had, and will continue to have, an important impact on the operating results of banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Board include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Board also conducts open market transactions in United States Government securities.

Periodically, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. President Clinton has proposed such bills which have not yet been finalized. These bills may include proposals to restructure reserve requirements of banks, to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate on a regional or other basis the present restriction on interstate expansion by banks or bank holding companies, to alter the statutory separation of commercial and investment banking, and to expand further the powers of thrift institutions and other competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.


                       SELECTED STATISTICAL INFORMATION
                       --------------------------------

Incorporated by reference from pages 15-30 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report to Shareholders.


Item 2.    PROPERTIES

The Company and the Banks own or lease all of the real property and/or buildings on which they are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

BOD's main banking office is located at 60 Main Street West, Dahlonega, Georgia and its branch offices are also located in Dahlonega, Georgia. BOD's main office is a three-story building containing approximately 30,000 square feet located on approximately two acres which is owned by BOD. BOD utilizes all of the first floor and approximately 6,200 square feet of the second floor of the main office building while the Company leases 3,800 square feet of the second floor and all of the third floor. BOD operates a full-service branch located at 148 Memorial Drive which consists of approximately 1,200 square feet of space. Both the main office and the Memorial Drive branch are owned by BOD.

BOD refurbished a former warehouse building into administrative offices which is leased to the Company for the Finance & Control department. The building has approximately 3,600 square feet. The Company is also leasing approximately 700 square feet of space for use by the Internal Auditing department.

On January 29, 1997, BOD opened a branch located in the Wal-Mart SuperCenter in Dahlonega, Georgia. The branch consists of approximately 540 square feet and is being leased by BOD from Wal-Mart Stores, Inc.

The main banking office of BOE is located in an approximately 8,000 square foot one-story building owned by BOE in downtown Ellijay, Georgia. BOE occupies the entire building and provides parking facilities adjacent to the building. BOE also operates a limited service branch facility in an approximately 1,000 square foot building owned by BOE and located on leased property. BOE acquired an annex to its main banking office on February 28, 1985 which is now leased to the Gilmer County Tax Assessors. BOE opened a full-service branch office on March 12, 1990 which comprises approximately 14,000 square feet and also houses BOE's operations center.

The main banking office of FBPC is located in an approximately 14,000 square foot two-story building owned by FBPC in downtown Copperhill, Tennessee. FBPC occupies the entire building. FBPC also owns and operates 2 full-service branch facilities; one located in Ducktown, Tennessee in an approximately 3,000 square foot building and one in Turtletown, Tennessee in an approximately 840 square foot building.

The Company's executive offices are located in the main banking office of GFB. GFB's main banking office is located at 455 Jesse Jewell Parkway, Gainesville, Georgia. GFB occupies approximately 15,500 square feet of the 18,000 square foot facility which includes drive-in banking and retail banking facilities.
The remaining 2,500 square feet is leased to the Company for its executive offices. GFB operates a full-service branch facility located at the intersection of McEver Road and Browns Bridge Road in Gainesville, Georgia. The facility consists of 2,300 square feet and was purchased by the Company from the Resolution Trust Company in March 1991. The Company leased the facility to GFB through December 1992 which at such time was purchased from the Company by GFB. In October 1993, GFB opened a full-service branch facility located on the Limestone Parkway, Gainesville, Georgia. The facility consists of 2,820 square feet of leased space. In May 1996, GFB opened a full-service branch facility located in Flowery Branch, Georgia. This facility consists of 2,400 square feet and is owned by GFB.

The main banking office of FNBUC is located at 236 Highway 515, Blairsville, Georgia. This office was opened in November 1996 and contains approximately 11,900 square feet of space and is owned by FNBUC.

The main banking office of FCB is located at 480 West First Street, Blue Ridge, Georgia. The main office of FCB contains approximately 7,100 square feet of space. FCB also operates a branch office located in the Valley Village Shopping Center, 111 County Road 260, Blue Ridge, Georgia. This office contains approximately 2,150 square feet of space and is owned by FCB.

GNB is located at 3200 Peachtree Industrial Boulevard, Duluth, Georgia. GNB leases approximately 9,000 square feet of the 27,000 square foot facility. GNB has offices on the first and second floors of the three-story building. In December 1996, GNB opened a full-service branch facility located in Dacula, Georgia. This office contains approximately 2,623 square feet of space and is owned by GNB.

FCBD is located at 136 Highway 400 South, Dawsonville, Georgia. The building contains approximately 10,668 square feet of space and is owned by FCBD. In September 1996, FCBD opened a full-service branch facility located in downtown Dawsonville, Georgia. This office contains approximately 2,300 square feet of space and is owned by FCBD.

PBL is located at 13321 Jones Street, Lavonia, Georgia. The building contains approximately 11,000 square feet of space and is owned by PBL.

The main banking office of DAN is located at Courthouse Square, Danielsville, Georgia. The main office of DAN contains approximately 4,500 square feet of space. DAN operates two full-service branch facilities, one located at Highway 72 in Colbert, Georgia which contains 2,400 square feet and one located at Highway 29 North in Hull, Georgia which contains 2,400 square feet. All facilities are owned by DAN.


Item 3.    LEGAL PROCEEDINGS

The nature of the business of the Company and the Banks ordinarily results in a certain amount of litigation. Accordingly, the Company and the Banks are parties (both as plaintiff and defendant) to a limited number of lawsuits incidental to their respective businesses and, in certain of such suits, claims or counterclaims have been asserted. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Executive Officers of the Registrant

The following table sets forth certain information regarding the Company's executive officers:

     Name                      Age                  Position
    -----                      ---                  --------
J. Russell Ivie                 61            Chairman of the Board

James A. Faulkner               52            President and Chief
                                              Executive Officer

Gary L. Evans                   47            Senior Vice President,
                                              Assistant Secretary,
                                              and Chief Credit Officer

Tony E. Collins                 43            Senior Vice President
                                              and Chief Operating Officer

Susan J. Anderson               48            Senior Vice President,
                                              Secretary/Treasurer, and
                                              Chief Financial Officer


J. Russell Ivie has been Chairman of the Board of the Company since 1989. Prior to his election as Chairman, Mr. Ivie served as President of the Company. Mr. Ivie also served as Chief Executive Officer of the Company from 1989 to 1991.

James A. Faulkner has been President and Chief Executive Officer of the Company since 1989 and 1991, respectively. Prior to his election as President, Mr. Faulkner served as Executive Vice President of the Company.

Gary L. Evans has been Senior Vice President since 1996, Assistant Secretary of the Company since 1988 and Chief Credit Officer since 1993.

Tony E. Collins has been Senior Vice President since 1996 and Chief Operations Officer since 1993.

Susan J. Anderson has been Secretary/Treasurer since 1983, Chief Financial Officer since 1990 and Senior Vice President since 1996.

                                    PART II
                                    -------

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Incorporated by reference from page 29 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report to Shareholders.

Item 6.    SELECTED FINANCIAL DATA

Incorporated by reference from page 14 of the Company's 1996 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from pages 15-30 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report to Shareholders.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from pages 31-56 of Century South Banks, Inc. and Subsidiaries Consolidated Financial Statements included in the Company's 1996 Annual Report to Shareholders and page 30 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1996 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
                                   --------

Certain information required by Part III is omitted from this report in that the Registrant has filed a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such information does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement. The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part 1, Item 4, entitled "Executive Officers of the Registrant."

Incorporated by reference from pages 2-5 and pages 13-14 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

Item 11.   EXECUTIVE COMPENSATION

Incorporated by reference from pages 8-13 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from pages 6-8 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 12-13 of the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders.


                                    PART IV
                                    -------


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report, appear on pages 31-56 of the Company's 1996 Annual Report to Shareholders and are specifically incorporated herein by reference:


                                                   Page Number
Consolidated Financial Statements                  in Section
---------------------------------                  -----------
Independent Auditors' Report............................   31

Consolidated Balance Sheets at December 31,
 1996 and 1995...........................................  32

Consolidated Statements of Income for the
 Years ended December 31, 1996, 1995, and 1994...........  33

Consolidated Statements of Shareholders' Equity for the
 Years ended December 31, 1996, 1995, and 1994...........  34

Consolidated Statements of Cash Flows for the
 Years ended December 31, 1996, 1995, and 1994...........  35

Notes to Consolidated Financial Statements-
 December 31, 1996, 1995, and 1994.......................  36

 (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes incorporated by reference herein.

 (3) Exhibit Index

Exhibit No.                                   Document
-----------                                   --------

  3.1 Articles of Incorporation of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-18527 filed on Form S-8 on March 23, 1990.

  3.2  Bylaws of Century South Banks, Inc.

 10.1 Employee Stock Ownership Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-18527 filed on Form S-8 on March 23, 1990.

 10.2 Dividend Reinvestment Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-37784 filed on Form S-3 on November 14, 1990 and as amended on June 13, 1996.

 10.3 Incentive Stock Option Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-91922 filed on Form S-8 on May 4, 1995.

 11.1 Statement re Computation of per share earnings for the years ended December 31, 1996, 1995, and 1994.

 13.1 Century South Banks, Inc. 1996 Annual Report to Shareholders for which certain specified pages are specifically incorporated herein by reference.

 13.2  Quarterly Report to Shareholders for the quarter ended December 31, 1996.

 19.1 Proxy statement for the Company's 1997 Annual Meeting of Shareholders for which certain specified pages are specifically incorporated herein by reference.

 21.1  Subsidiaries of Century South Banks, Inc. consist of:

  Bank of Dahlonega - Dahlonega, Georgia
  The Bank of Ellijay - Ellijay, Georgia
  First Bank of Polk County - Copperhill, Tennessee
  Georgia First Bank - Gainesville, Georgia
  First National Bank of Union County - Blairsville, Georgia
  Fannin County Bank, N.A. - Blue Ridge, Georgia
  Gwinnett National Bank - Duluth, Georgia
  First Community Bank of Dawsonville - Dawsonville, Georgia
  Peoples Bank - Lavonia, Georgia
  Bank of Danielsville - Danielsville, Georgia

 23.1  Accountants' Consent.

 27.1  Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K.

None.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CENTURY SOUTH BANKS, INC.
                                (Registrant)



                                    /s/ James A. Faulkner
                                 ----------------------------------------
                                James A. Faulkner
                                President, Chief Executive Officer, and Director



                                    /s/ Susan J. Anderson
                                 ----------------------------------------
                                Susan J. Anderson
                                Senior Vice President, Secretary and Treasurer, and Chief Financial Officer


                                Date:  March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:                                             Date:
     ---------------------------------------          -------------------------
       J. Russell Ivie, Chairman of the Board
       and Director


By:       /s/ James A. Faulkner                 Date:      March 24, 1997
       ---------------------------------------        -------------------------
       James A. Faulkner
       President, Chief Executive Officer,
       and Director


By:      /s/ Roger W. Bennett                   Date:      March 24, 1997
      ---------------------------------------         -------------------------
       Roger W. Bennett, Director



By:       /s/ E. H. Chambers, Jr.               Date:      March 24, 1997
       ---------------------------------------        -------------------------
       E. H. Chambers, Jr., Director

By:    /s/ William L. Chandler                  Date:    March 24, 1997
    ----------------------------------------          ------------------------
    William L. Chandler, Director



By:    /s/ Clarence B. Denard                   Date:    March 24, 1997
    ----------------------------------------          ------------------------
    Clarence B. Denard, Director



By:       /s/ Thomas T. Folger, Jr.              Date:     March 24, 1997
    ----------------------------------------          -------------------------
    Thomas T. Folger, Jr., Director



By:                                             Date:
    ---------------------------------------           -------------------------
    Sherman Green, Director



By:       /s/ Dudley K. Owens                   Date:     March 24, 1997
    ---------------------------------------           -------------------------
    Dudley K. Owens, Director



By:       /s/ William D. Reeves                 Date:     March 24, 1997
    ---------------------------------------           -------------------------
    William D. Reeves, Director



By:       /s/ C. J.(Jim) Sisson                 Date:     March 24, 1997
    ---------------------------------------           -------------------------
    C.J. (Jim) Sisson, Director



By:      /s/ E. Paul Stringer                  Date:     March 24, 1997
    ---------------------------------------           -------------------------
    E. Paul Stringer, Director



By:      /s/ Myron B. Turner                   Date:     March 24, 1997
    ---------------------------------------           -------------------------
    Myron B. Turner, Director



By:      /s/ Al J.  Wimpy                      Date:     March 24, 1997
    ---------------------------------------           -------------------------
    Al J. Wimpy, Director



By:      /s/ George A. Winn                    Date:     March 24, 1997
    ---------------------------------------           -------------------------
    George A. Winn, Director