Form 10-Q
period 1997-03-31
CENTURY SOUTH BANKS INC
filed 1997-05-14
CIK 357105

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1997
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ___________________ to _________________________

Commission File Number: 2-75364
                       ---------------------------------------------------------

                           Century South Banks, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Georgia                                   58-1455591
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   455 Jesse Jewell Parkway, P O Box 3366, Gainesville, Georgia     30501
--------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

                                (770) 287-3464
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                      OUTSTANDING AS OF APRIL 30, 1997
--------------------------------------------------------------------------------

Common stock, $1.00 par value                                 7,767,459

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                     Page No.
                                                                     --------

Part I.   Financial Information
          ---------------------

           Item 1. Financial Statements
                   Consolidated Balance Sheets........................   3
                   Consolidated Statements of Income..................   4
                   Condensed Consolidated Statements of Cash Flows....   5
                   Notes to Consolidated Financial Statements.........   7
           Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations............  10

Part II.  Other Information
          -----------------

           Item 6. Exhibits and Report on Form 8-K....................  18

Signatures............................................................  19

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                  March 31,         December 31,
                                                                                    1997                1996
                                                                               ---------------      ------------
                                                                           (amounts in thousands, except share data)
Assets
------
Cash and due from banks ..................................................         $  32,091            34,626
Federal funds sold .......................................................            47,730            38,730
Interest-earning deposits in other banks .................................               602               677
Investment securities:
  Available for sale .....................................................           105,097           104,296
  Held to maturity .......................................................            41,613            42,474

Loans, net of unearned income ............................................           510,714           509,412
  Less allowance for possible loan losses ................................             7,793             7,565
                                                                                   ---------         ---------
    Loans, net ...........................................................           502,921           501,847
                                                                                   ---------         ---------
Premises and equipment, net ..............................................            18,561            18,311
Goodwill and other intangibles, net ......................................             6,529             6,712
Other assets .............................................................            13,161            13,422
                                                                                   ---------         ---------
      Total assets .......................................................         $ 768,305           761,095
                                                                                   =========         =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
Deposits:
  Noninterest-bearing demand deposits ....................................         $  81,483            75,706
  Interest-bearing deposits ..............................................           595,336           594,567
                                                                                   ---------         ---------
      Total deposits .....................................................           676,819           670,273

 Other short-term borrowings .............................................               300             1,000
 Federal Home Loan Bank advances .........................................             6,957             6,982
 Long-term debt ..........................................................               220               241
 Accrued expenses and other liabilities ..................................             7,709             7,158
                                                                                   ---------         ---------
      Total liabilities ..................................................           692,005           685,654
                                                                                   ---------         ---------

Shareholders' equity:
Common stock-$1 par value. Authorized
  15,000,000 shares; issued 7,826,358 shares and outstanding 7,767,459 and
  7,761,624 shares at March 31, 1997 and December 31, 1996, respectively .             7,826             7,826
Additional paid-in capital ...............................................            28,854            28,780
Retained earnings ........................................................            40,510            39,384
Reduction for ESOP loan guarantee ........................................              (124)             (137)
Common stock in treasury (58,899 and 64,734 shares at March 31, 1997 and
  December 31, 1996, respectively), at cost ..............................              (306)             (337)
Net unrealized loss on investment securities .............................              (460)              (75)
                                                                                   ---------         ---------
      Total shareholders' equity .........................................            76,300            75,441
                                                                                   ---------         ---------
      Total liabilities and shareholders' equity .........................         $ 768,305           761,095
                                                                                   =========         =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                 Three months ended March 31,
                                                       1997        1996
                                                 ----------------------------
                                                    (amounts in thousands,
                                                    except per share data)
Interest income:
  Loans, including fees .................         $ 13,160          12,644
  Federal funds sold ....................              384             545
  Interest on deposits in other banks ...                9               7
  Investment securities:
    Taxable .............................            1,604           1,600
    Nontaxable ..........................              611             683
                                                  --------          ------
      Total interest income .............           15,768          15,479
                                                  --------          ------

Interest expense:
  Deposits ..............................            7,239           7,358
  Federal funds purchased ...............                2               -
  Federal Home Loan Bank advances .......              111             130
  Long-term debt and other borrowings ...                8              48
                                                  --------          ------
      Total interest expense ............            7,360           7,536
                                                  --------          ------

      Net interest income ...............            8,408           7,943

Provision for loan losses ...............              557             401
                                                  --------          ------

      Net interest income after provision
        for loan losses .................            7,851           7,542
                                                  --------          ------

Noninterest income:
  Service charges on deposit accounts ...            1,008             936
  Securities gains (losses), net ........               (1)             37
  Other operating income ................              590             793
                                                  --------          ------
      Total noninterest income ..........            1,597           1,766
                                                  --------          ------

Noninterest expense:
  Salaries and employee benefits ........            3,510           3,095
  Net occupancy and equipment expense ...              907             819
  Other operating expenses ..............            2,309           2,222
                                                  --------          ------
      Total noninterest expense .........            6,726           6,136
                                                  --------          ------

      Income before income taxes ........            2,722           3,172

  Income tax expense ....................              800             979
                                                  --------          ------

      Net income ........................         $  1,922           2,193
                                                  ========          ======


Net income per common share and common
  share equivalents .....................         $   0.25            0.28
                                                  ========          ======

Cash dividends declared per share .......         $ 0.1025          0.0975
                                                  ========          ======

See accompanying notes to consolidated financial statements.

                   CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                              Three months ended March 31,
                                                                                    1997           1996
                                                                              ----------------------------
                                                                                 (amounts in thousands)

Net cash provided by operating activities                                       $  4,135            2,973
                                                                                --------          -------
Cash flows from investing activities:
  Proceeds from sales of investment securities:
    Available for sale                                                               830            1,011
  Principal collections and maturities of
    investment securities:
      Available for sale                                                           7,129           12,074
      Held to maturity                                                             1,803            6,621
  Proceeds from maturities of interest-
    earning deposits                                                               4,001            1,053
  Purchases of investment securities held
    to maturity                                                                     (910)              -
  Purchases of investment securities
    available for sale                                                            (9,360)         (24,424)
  Investment in interest-earning deposits                                         (3,926)            (968)
  Net (increase) decrease in loans                                                (1,884)           2,422
  Proceeds from sales of real estate
    acquired through foreclosure                                                     316              175
  Purchases of premises and equipment                                               (697)            (512)
  Proceeds from sale of premises and equipment                                        -               118
                                                                                --------          -------
    Net cash used in investing activities                                         (2,698)          (2,340)
                                                                                --------          -------

Cash flows from financing activities:
  Net increase in deposits                                                         6,546            7,432
  Net decrease in federal funds purchased                                         (1,000)              -
  Net increase in other short-term borrowings                                        300              399
  Payments on long-term debt and Federal Home
    Loan Bank advances                                                               (32)          (3,228)
  Dividends paid to shareholders                                                    (786)            (926)
                                                                                --------          -------
    Net cash provided by financing activities                                      5,028            3,677
                                                                                --------          -------

    Net increase in cash and cash equivalents                                      6,465            4,220

Cash and cash equivalents at beginning of period                                  73,356           60,440
                                                                                --------          -------

Cash and cash equivalents at end of period                                      $ 79,821           64,660
                                                                                ========          =======

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)


Supplemental disclosure of cash paid during
  the period for:
    Interest                                                                 $7,563         7,962
                                                                             ======         =====

    Income taxes                                                             $  143           495
                                                                             ======         =====

Supplemental schedule of noncash investing
  and financing activities:
    Real estate acquired through foreclosure                                 $  664           133
                                                                             ======         =====
    Real estate sold and financed by the Company                             $  411            39
                                                                             ======         =====
    Net reduction in guaranteed ESOP loan recorded
      in shareholders' equity                                                $   13            12
                                                                             ======         =====



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

(2)  Statement No. 125 "Accounting for Transfers and Servicing of Financial
     ----------------------------------------------------------------------
     Assets and Extinguishments of Liabilities"
     ------------------------------------------

     In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
125). Statement No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

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

     Effective January 1, 1997, the Company adopted Statement No. 125 for reporting transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Statement 125 did not have a material impact on the Company's financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(3)  Statement No. 128 "Earnings Per Share"
     --------------------------------------

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The expected impact on the Company's financial statements of the provisions of Statement 128 is not expected to be material.

(4)  Statement No. 129 "Disclosure of Information about Capital Structure"
     ---------------------------------------------------------------------

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129). Statement 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that Statement 129 will require significant revision of prior disclosures since the statement lists required disclosures that have been included in a number of previously existing separate statements or opinions.

(5)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

     On January 29, 1997, the Company renewed a $1,500,000 unsecured revolving line of credit with a bank which is payable on demand and matures on January 28, 1998. Interest is due on the line of credit quarterly. The revolving line of credit accrues interest at the Prime Lending Rate minus one percent (1%) as defined in the agreement. The line of credit is secured by 100% of the outstanding common stock of one of the Company's affiliates (GNB). As of March 31, 1997, there is no outstanding balance.

     Eight of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries made payments of $25,175 in the first three months of 1997 making the total advances under these lines $7.0 million. Of these advances, $2.0 million matures on April 30, 1997 and bears interest at the rate of 7.39%, payable monthly.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


     Another subsidiary has drawn $4.0 million with $2.0 million maturing on December 28, 1998 and $2.0 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The remaining $1.0 million matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the eight subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

     The following is a discussion of the Company's financial condition at March 31, 1997, compared to December 31, 1996, and results of operations for the three month period ended March 31, 1997, compared to the three month period ended March 31, 1996. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION
                              -------------------

     During the first three months of 1997, total assets increased $7.2 million or approximately 0.95%. Such growth was funded primarily by deposit growth of $6.5 million or 0.98%. Net loans increased $1.1 million or 0.21% during the first three months of 1997.

     The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at March 31, 1997 were as follows:


                                                             Gross               Gross
                                       Amortized           unrealized          unrealized           Estimated
 (amounts in thousands)                   cost               gains               losses            fair value
---------------------------------------------------------------------------------------------------------------
 Available for sale:
   U.S. Treasury and U.S.
     Government agencies                  $ 60,519                  57               (649)               59,927
   State, county and
     municipal securities                   13,825                 336                (67)               14,094
   Mortgage-backed securities               23,029                 160               (185)               23,004
   Other debt securities                     4,706                  11                (65)                4,652
   Equity securities                         3,397                 100                (77)                3,420
                                    ----------------------------------------------------------------------------
                                          $105,476                 664             (1,043)              105,097
                                    ----------------------------------------------------------------------------

 Held to maturity:
   U.S. Government agencies                 $9,476                 114                (48)                9,542
   State, county and
     municipal securities                   27,980                 645               (154)               28,471
   Mortgage-backed securities                1,962                  25                (17)                1,970
   Other debt securities                     2,195                  52                   -                2,247
                                    ----------------------------------------------------------------------------
                                           $41,613                 836               (219)               42,230
                                    ----------------------------------------------------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


     Balances within the major deposit categories as of March 31, 1997 and December 31, 1996 are shown below:


                                                            (amounts in millions)

                                                         March 31,             December 31,
                                                           1997                   1996
                                                  --------------------     -------------------
 Noninterest-bearing demand deposits                          $ 81.5                   75.7
 Interest-bearing demand deposits                              113.1                  118.0
 Money market accounts                                          25.3                   23.7
 Savings deposits                                               65.1                   61.9
 Certificates of deposit and
   individual retirement accounts
   of $100,000 or more                                         102.1                   98.1
 Other individual retirement accounts                           40.4                   40.5
 Other certificates of deposit                                 249.3                  252.4
                                                               -----                  -----
                                                              $676.8                  670.3
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At March 31, 1997, the Company's cash and due from banks was $32.1 million, its federal funds sold were $47.7 million, its interest-earning deposits in other banks were $0.6 million, and its investment securities designated as available for sale were $105.1 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $39.9 million, in addition to credit which is available in the form of Federal Home Loan Bank advances.

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

The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 1997.



                                      0-90 days             91-365 days                1-5 years                 Over 5 years
                                       Current        Current    Cumulative     Current     Cumulative       Current    Cumulative
                                     ---------------------------------------------------------------------------------------------
                                                                           (amounts in thousands)
Interest-sensitive assets              $263,175       151,235      414,410       239,733      654,143        52,144        706,287

Interest-sensitive
  liabilities                           297,888       186,368      484,256       118,022      602,278            67        602,345
                                       --------       -------      -------       -------      -------        ------        -------

Interest-sensitivity gap               $(34,713)      (35,133)     (69,846)      121,711       51,865        52,077        103,942
                                       ========       =======      =======       =======      =======        ======        =======

Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities                  0.88          0.81         0.86          2.03         1.09        778.27           1.17
                                          =====         =====        =====         =====        =====        ======          =====


                              RESULTS OF OPERATIONS
                              ----------------------
Net Interest Income
-------------------

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Net interest income for the three months ended March 31, 1997 increased $465,000 or 5.85% over the same period of 1996. The average yield earned on interest-earning assets, on a fully tax equivalent basis, decreased to 9.41% for the three months ended March 31, 1997 from 9.51% for the three months ended March 31, 1996 and the average rate paid on interest-bearing liabilities decreased to 5.03% for the three months ended March 31, 1997 from 5.29% for the three months ended March 31, 1996. The Company's interest rate differential increased to 4.38% from 4.22% and its net interest margin (net interest income divided by average interest-earning assets) increased to 5.08% for the first three months of 1997 from 4.95% for the same period of 1996.


Allowance for Loan Losses
-------------------------

The Company provides for loan losses on a monthly basis based upon information available at the end of each period. By such additions, management maintains the allowance for loan losses at a level adequate to provide for losses that can be reasonably anticipated. The level of the allowance for loan losses is based on, among other things, management's periodic loan-by-loan evaluation of potential losses, as well as its assessment of prevailing and anticipated economic conditions in its market areas. Reviews are conducted throughout the year by senior officers of the Company and by unrelated third parties.

A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern Georgia, southeastern Tennessee, and southwestern North Carolina. To some extent the ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in market conditions in these markets.

The allowance for loan losses was 1.53% of outstanding loans at March 31, 1997 as compared to 1.49% at December 31, 1996 and 1.55% at March 31, 1996. The allowance increased to $7,793,000 at March 31, 1997 from $7,565,000 at December 31, 1996 and $7,357,000 at March 31, 1996. The provision for loan losses increased to $557,000 for the three months ended March 31, 1997 from $401,000 for the three months ended March 31, 1996. Net loan charge offs for the three months ended March 31, 1997 were $329,000 as compared to $92,000 for the three months ended March 31, 1996. Net loans charged off as a percentage of average loans was 0.26% for the three months ended March 31, 1997 as compared to 0.08% for the three months ended March 31, 1996.

Higher provisions have been made as a result of the continued growth in the loan portfolio and also to provide for increased charge-offs at one of the affiliate banks.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through March 31, 1997. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table on the following page provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at March 31, 1997 and December 31, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


                                              March 31,       December 31,
                                               1997               1996
                                            -----------       -----------
                            (amounts in thousands except ratios and percentages)

Nonperforming loans                            $2,934              2,888

Real estate acquired through
   foreclosure and other
   repossessed assets                           2,833              2,647
                                               ------           --------

Nonperforming assets                           $5,767              5,535
                                               ======           ========

Underperforming loans                          $1,751              1,572
                                               ======           ========

Asset Quality Ratios:
   Nonperforming loans to total loans,
     net of unearned income                       .57%               .57%
                                               ======           ========

   Nonperforming assets to total loans,
     net of unearned income, real estate
     acquired through foreclosure, and
     other repossessed assets                    1.12%              1.08%
                                               ======           ========

   Allowance for loan losses to
     nonperforming loans                         2.66x              2.62x
                                               ======           ========

   Underperforming loans to total loans,
     net of unearned income                       .34%               .31%
                                               ======           ========

   Nonperforming loans to total assets            .38%               .38%
                                               ======           ========

   Nonperforming assets to total assets           .75%               .73%
                                               ======           ========

The Company's management provides for loan losses through a charge to earnings to bring the allowance to a level which in management's judgement is considered adequate to absorb potential losses inherent in the loan portfolio. A substantial portion of the allowance is general in nature and is available for the portfolio in its entirety.

Noninterest Income
------------------

Noninterest income for the first quarter of 1997 decreased $169,000 or 9.57% as compared to the same period of 1996. This decrease was primarily attributable to the inclusion of a $224,000 gain recorded in the first quarter of 1996 relating to the sale of the mortgage servicing portfolio and also a decrease in net securities gains (losses) of $38,000. The decrease was partially offset by an increase in service charges on deposit accounts of $72,000 and an increase in credit card fees of $35,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense
-------------------

The $590,000 or 9.62% increase in noninterest expense for the first quarter of 1997 as compared to the first quarter of 1996 was primarily due to an increase in salary and benefit expense of $415,000, an increase in net occupancy and equipment expense of $88,000, and an increase in computer related fees of $83,000.

Income Tax Expense
------------------

The first quarter 1997 income tax expense was approximately $800,000, or an effective rate of 29.4%, as compared to approximately $979,000 for the first quarter 1996, or an effective rate of 30.9%.

Net Income
----------

The Company's first quarter 1997 net earnings were $0.25 per share or $1,922,000 as compared to $0.28 or $2,193,000 for the first quarter of 1996, representing a decrease of 12.4%. This decrease is primarily the result of an increased level of provision for loan losses at one affiliate bank for the first quarter of 1997 and operational costs associated with the investments made to open five new facilities in 1996 and early 1997, the majority of which became operational in the last quarter of 1996.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the three months ended March 31, 1997 was 10.27% (annualized) as compared to 12.59% (annualized) for the three months ended March 31, 1996. The Company's return on average assets was 1.04% (annualized) and 1.24% (annualized) for the three month periods ended March 31, 1997 and 1996, respectively. These ratios compare favorably with other holding companies of similar size.

Capital Resources
-----------------

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the following below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of March 31, 1997 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:



                                                                                                To Be Well Capitalized
                                                               For Capital                     Under Prompt Corrective
                                    Actual                  Adequacy Purposes                     Action Provisions
                           ----------------------------------------------------------------------------------------------
                            Amount         Ratio            Amount            Ratio            Amount              Ratio
                           ----------------------------------------------------------------------------------------------
As of March 31, 1997:
Total Capital
(to Risk Weighted                              greater             greater         greater              greater
Assets):                      $76,893  15.2%   than or    $40,563  than or  8.0%   than or    $50,704   than or    10.0%
                                               equal to            equal to        equal to             equal to
Tier 1 Capital
(to Risk Weighted                              greater             greater         greater              greater
Assets):                      $70,537  13.9%   than or    $20,282  than or  4.0%   than or     $30,423  than or     6.0%
                                               equal to            equal to        equal to             equal to

Tier 1 Capital                                 greater             greater         greater              greater
(to Average Assets):          $70,537   9.5%   than or    $29,611  than or  4.0%   than or     $37,014  than or     5.0%
                                               equal to            equal to        equal to             equal to
As of March 31, 1996:
Total Capital
(to Risk Weighted                              greater             greater         greater              greater
Assets):                      $69,428  15.3%   than or    $36,295  than or  8.0%   than or     $45,369  than or     10.0%
                                               equal to            equal to        equal to             equal to
Tier 1 Capital
(to Risk Weighted                              greater             greater         greater              greater
Assets):                      $63,737  14.0%   than or    $18,148  than or  4.0%   than or     $27,221  than or      6.0%
                                               equal to            equal to        equal to             equal to
Tier 1 Capital
(to Average Assets):                           greater             greater         greater              greater
                              $63,737   8.9%   than or    $28,567  than or  4.0%   than or     $35,709  than or      5.0%
                                               equal to            equal to        equal to             equal to

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.14% and its ratio of shareholders' equity to assets of 9.93% at March 31, 1997.

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

         (b) There were no reports filed on Form 8-K for the quarter ended March 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Century South Banks, Inc.


DATE:   May 14, 1997                 By:   /s/ James A. Faulkner
     ------------------------           ------------------------
                                      James A. Faulkner
                                      President & CEO


DATE:   May 14, 1997                 By:   /s/ Susan J. Anderson
     ------------------------           ------------------------
                                      Susan J. Anderson
                                      Senior Vice President, CFO,
                                      and Secretary/Treasurer