Form 10-Q
period 1997-06-30
CENTURY SOUTH BANKS INC
filed 1997-08-11
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended June 30, 1997
                                 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                     to
                               -------------------    --------------------

Commission File Number:   2-75364
                        ----------


                           Century South Banks, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    Georgia                                                   58-1455591
-----------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


   60 Main Street West, P O Box 1000, Dahlonega, Georgia             30533
-----------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)


                                (706) 864-1111
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


      455 Jesse Jewell Parkway, P.O. Box 3366, Gainesville, Georgia 30501
      -------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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


           CLASS                           OUTSTANDING AS OF JULY 31, 1997
--------------------------------------------------------------------------

Common stock, $1.00 par value                        7,767,459

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                       Page No.
                                                                       --------
Part I.   Financial Information
          ---------------------

     Item 1. Financial Statements
             Consolidated Balance Sheets..............................      3
             Consolidated Statements of Income........................      4
             Condensed Consolidated Statements of Cash Flows..........      5
             Notes to Consolidated Financial Statements...............      6
     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................      9

Part II.  Other Information
          -----------------

     Item 4. Matters Submitted to a Vote of Security Holders..........     18
     Item 6. Exhibits and Report on Form 8-K..........................     18

Signatures............................................................     19

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                             June 30,       December 31,
                                                               1997             1996
                                                         ---------------------------------
                                                           (amounts in thousands, except
                                                                    share data)
Assets
------
Cash and due from banks                                        $ 35,185             34,626
Federal funds sold                                               31,260             38,730
Interest-earning deposits in other banks                             59                677
Investment securities:
  Available for sale                                            100,778            104,296
  Held to maturity                                               40,845             42,474

Loans, net of unearned income                                   524,248            509,412
  Less allowance for loan losses                                 11,395              7,565
                                                               --------            -------
    Loans, net                                                  512,853            501,847
                                                               --------            -------
Premises and equipment, net                                      18,324             18,311
Goodwill and other intangibles, net                               6,347              6,712
Other assets                                                     13,804             13,422
                                                               --------            -------
      Total assets                                             $759,455            761,095
                                                               ========            =======

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                        $ 83,847             75,706
    Interest-bearing deposits                                   586,330            594,567
                                                               --------            -------
      Total deposits                                            670,177            670,273

  Federal funds purchased                                             -              1,000
  Federal Home Loan Bank advances                                 6,931              6,982
  Long-term debt                                                    152                241
  Accrued expenses and other liabilities                          6,947              7,158
                                                               --------            -------
      Total liabilities                                         684,207            685,654
                                                               --------            -------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    15,000,000 shares: issued 7,826,358 shares
    and outstanding 7,767,459 and 7,761,624
    shares at June 30, 1997 and December 31,
    1996, respectively                                            7,826              7,826
  Additional paid-in capital                                     28,855             28,780
  Retained earnings                                              38,961             39,384
  Reduction for ESOP loan guarantee                                 (51)              (137)
  Common stock in treasury (58,899 and 64,734
    shares at June 30, 1997 and December 31,
    1996, respectively), at cost                                   (306)              (337)
  Net unrealized loss on investment securities                      (37)               (75)
                                                               --------            -------
      Total shareholders' equity                                 75,248             75,441
                                                               --------            -------
      Total liabilities and shareholders' equity               $759,455            761,095
                                                               ========            =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                              Three months ended         Six months ended
                                                   June 30,                  June 30,
                                               1997          1996        1997        1996
                                         ---------------------------------------------------
                                                     (amounts in thousands, except
                                                            per share data)
Interest income:
  Loans, including fees                        $ 13,430       13,065      26,590      25,709
  Federal funds sold                                380          330         764         875
  Interest on deposits in other banks                12            7          21          14
  Investment securities:
    Taxable                                       1,652        1,792       3,256       3,392
    Nontaxable                                      598          647       1,209       1,330
                                               --------      -------     -------     -------
      Total interest income                      16,072       15,841      31,840      31,320
                                               --------      -------     -------     -------
Interest expense:
  Deposits                                        7,276        7,020      14,515      14,378
  Federal funds purchased                            13            -          15           -
  Federal Home Loan Bank advances                   100          117         211         247
  Long-term debt and other borrowings                 5            6          13          54
                                               --------      -------     -------     -------
      Total interest expense                      7,394        7,143      14,754      14,679
                                               --------      -------     -------     -------

      Net interest income                         8,678        8,698      17,086      16,641

Provision for loan losses                         4,112          469       4,669         870
                                               --------      -------     -------     -------

      Net interest income after
        provision for loan losses                 4,566        8,229      12,417      15,771
                                               --------      -------     -------     -------

Noninterest income:
  Service charges on deposit accounts             1,014          977       2,022       1,913
  Securities gains (losses), net                      5          179           4         216
  Other operating income                            625          579       1,215       1,372
                                               --------      -------     -------     -------
      Total noninterest income                    1,644        1,735       3,241       3,501
                                               --------      -------     -------     -------

Noninterest expense:
  Salaries and employee benefits                  3,622        3,155       7,132       6,250
  Net occupancy and equipment expense             1,143          787       2,050       1,606
  Other operating expenses                        2,688        2,226       4,997       4,448
                                               --------      -------     -------     -------
      Total noninterest expense                   7,453        6,168      14,179      12,304
                                               --------      -------     -------     -------

      Income (loss) before income taxes          (1,243)       3,796       1,479       6,968

Income tax expense (benefit)                       (501)       1,178         299       2,157
                                               --------      -------     -------     -------

      Net income (loss)                        $   (742)       2,618       1,180       4,811
                                               ========      =======     =======     =======

Net income (loss) per common share and
  common share equivalent                        $(0.10)        0.34        0.15        0.62
                                               ========      =======     =======     =======

Cash dividends declared per share              $0.10375      0.09875     0.20625     0.19625
                                               ========      =======     =======     =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six months ended June 30,
                                                                            1997             1996
                                                                     ---------------------------------
                                                                            (amounts in thousands)

Net cash provided by operating activities                                   $  6,372             4,889
                                                                            --------           -------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale              2,270             1,190
  Principal collections and maturities of investment securities:
      Available for sale                                                      14,587            18,402
      Held to maturity                                                         3,478             8,495
  Proceeds from maturities of interest-earning deposits                       10,679             1,960
  Purchases of investment securities held to maturity                         (1,785)              (66)
  Purchases of investment securities available for sale                      (13,297)          (39,532)
  Investment in interest-earning deposits                                    (10,061)           (2,086)
  Net increase in loans                                                      (15,848)           (3,597)
  Proceeds from sales of real estate acquired through foreclosure                482               115
  Purchases of premises and equipment                                         (1,058)           (1,432)
  Proceeds from sale of premises and equipment                                     2                12
                                                                            --------           -------
      Net cash used in investing activities                                  (10,551)          (16,539)
                                                                            --------           -------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                            (96)              788
  Net decrease in federal funds purchased                                     (1,000)                -
  Net decrease in other short-term borrowings                                      -               (51)
  Proceeds from issuance of long-term debt                                     2,011                 -
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                             (2,065)           (4,258)
  Dividends paid to shareholders                                              (1,582)           (1,504)
                                                                            --------           -------
      Net cash used in financing activities                                   (2,732)           (5,025)
                                                                            --------           -------

      Net decrease in cash and cash equivalents                               (6,911)          (16,675)

Cash and cash equivalents at beginning of period                              73,356            60,440
                                                                            --------           -------

Cash and cash equivalents at end of period                                  $ 66,445            43,765
                                                                            ========           =======

Supplemental disclosure of cash paid during the period for:
    Interest                                                                $ 15,101            15,781
                                                                            ========           =======
    Income taxes                                                            $  2,071             2,236
                                                                            ========           =======

Supplemental schedule of noncash investing and financing
  activities:
    Real estate acquired through foreclosure                                $  1,153             1,016
                                                                            ========           =======
    Real estate sold and financed by the Company                            $    980               748
                                                                            ========           =======
    Net reduction in guaranteed ESOP loan recorded in
      shareholders' equity                                                  $     86                24
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


(2)  Statement No. 125 "Accounting for Transfers and Servicing of Financial
     ----------------------------------------------------------------------
     Assets and Extinguishments of Liabilities"
     ------------------------------------------

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (Statement
125). Statement 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

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

  Effective January 1, 1997, the Company adopted Statement 125 for reporting transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Statement 125 did not have a material impact on the Company's financial statements.

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

(4)   Statement No. 129 "Disclosure of Information about Capital Structure"
      ---------------------------------------------------------------------

  In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129, "Disclosures of Information about Capital Structure" (Statement 129). Statement 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that Statement 129 will require significant revision of prior disclosures since the statement lists required disclosures that have been included in a number of previously existing separate statements or opinions.


(5)   Long-Term Debt and Short-Term Borrowings
      ----------------------------------------

  On January 29, 1997, the Company renewed a $1,500,000 unsecured revolving line of credit with a bank which is payable on demand and matures on January 28, 1998. Interest is due on the line of credit quarterly. The revolving line of credit accrues interest at the Prime Lending Rate minus one percent (1%) as defined in the agreement. The line of credit is secured by 100% of the outstanding common stock of one of the Company's affiliates (GNB). As of June 30, 1997, there is no outstanding balance.

  Eight of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries drew $2,000,000 and made payments of $2,050,350 in the first six months of 1997 making the total advances under these lines approximately $7.0 million. The $2.0 million matures on August 19, 1997 and bears interest at the rate of 5.85%, payable monthly.

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

(6)  Pending Acquisition
     -------------------

On March 17, 1997, the Company and Bank Corporation of Georgia ("BCG"), headquartered in Macon, Georgia signed a statement of intent to merge the two holding companies. On March 31, 1997, the Agreement and Plan of Merger was signed and on July 11, 1997, the Agreement and Plan of Merger was amended.
Under the proposed merger, BCG shareholders will receive 1.35 shares of Century South Banks, Inc. common stock for each share of BCG common stock. The merger is subject to the approval of BCG shareholders and certain regulatory authorities. Federal Reserve Board and Georgia Department of Banking and Finance approvals have been received. Upon consummation of the merger, which is scheduled for early fourth quarter 1997, Century South Banks, Inc. will have assets of over $1 billion. The combined operation will maintain dual headquarters in Dahlonega and Macon.

(7)  Derivatives Disclosures
     -----------------------

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at June 30, 1997, compared to December 31, 1996, and results of operations for the three and six month periods ended June 30, 1997, compared to the three and six month periods ended June 30, 1996. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                                 FINANCIAL CONDITION
                                 -------------------

During the first six months of 1997, total assets decreased $1.6 million or approximately 0.2%. However, net loans grew $11.0 million or 2.2% during the first six months of 1997 and were funded primarily by a decrease in federal funds sold of $7.5 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at June 30, 1997 were as follows:

                                                        Gross          Gross
                                       Amortized     unrealized      unrealized      Estimated
(amounts in thousands)                   cost           gains          losses        fair value
-------------------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury and U.S.
     Government agencies              $ 59,261            134           (261)          59,134
   State, county and
     municipal securities               13,065            321            (39)          13,347
   Mortgage-backed securities           20,291            216           (108)          20,399
   Other debt securities                 4,492             14            (51)           4,455
   Equity securities                     3,404            110            (71)           3,443
                                   --------------------------------------------------------------
                                      $100,513            795           (530)         100,778
                                   --------------------------------------------------------------

 Held to maturity:
   U.S. Government agencies           $  8,058            119            (32)           8,145
   State, county and
     municipal securities               28,744            752           (146)          29,350
   Mortgage-backed securities            1,891             27            (11)           1,907
   Other debt securities                 2,152             39              -            2,191
                                   --------------------------------------------------------------
                                      $ 40,845            937           (189)          41,593
                                   --------------------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Balances within the major deposit categories as of June 30, 1997 and December 31, 1996 are shown below:

                                                                   (amounts in millions)
                                                                June 30,          December 31,
                                                                  1997                1996
                                                           ----------------    ----------------
 Noninterest-bearing demand deposits                             $ 83.8                75.7
 Interest-bearing demand deposits                                 108.9               118.0
 Money market accounts                                             25.6                23.7
 Savings deposits                                                  63.6                61.9
 Certificates of deposit and
   individual retirement accounts
   of $100,000 or more                                             99.7                98.1
 Other individual retirement accounts                              41.5                40.5
 Other certificates of deposit                                    247.1               252.4
                                                                 ------               -----
                                                                 $670.2               670.3
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At June 30, 1997, the Company's cash and due from banks was $35.2 million, its federal funds sold were $31.3 million, its interest-earning deposits in other banks were $0.06 million, and its investment securities designated as available for sale were $100.8 million. All of the above could be converted to cash on relatively short notice.

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

The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 1997.

                               0-90 days      91-365 days           1-5 years           Over 5 years
                                Current   Current  Cumulative   Current  Cumulative  Current  Cumulative
                               -------------------------------------------------------------------------
                                                        (amounts in thousands)
Interest-sensitive assets       $250,460   156,378   406,838    255,314   662,152    35,711    697,863

Interest-sensitive
  liabilities                    282,007   207,387   489,394    103,899   593,293        97    593,390
                                --------   -------   -------    -------   -------    ------    -------

Interest-sensitivity gap        $(31,547)  (51,009)  (82,556)   151,415    68,859    35,614    104,473
                                ========   =======   =======    =======   =======    ======    =======

Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities           0.89      0.75      0.83       2.46      1.12    368.15       1.18
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net interest income for the three months ended June 30, 1997 decreased $20,000 or 0.23% below the same period of 1996. For the six months ended June 30, 1997, net interest income was $17,086,000 representing an increase of $445,000 or 2.67% as compared to the six months ended June 30, 1996. The average yield earned on interest-earning assets, on a fully tax equivalent basis, decreased to 9.41% for the six months ended June 30, 1997 from 9.64% for the six months ended June 30, 1996 and the average rate paid on interest-bearing liabilities decreased to 5.01% for the six months ended June 30, 1997 from 5.18% for the six months ended June 30, 1996. The Company's interest rate differential decreased to 4.40% from 4.46% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 5.11% for the first six months of 1997 from 5.18% for the same period of 1996.


Allowance for Loan Losses
-------------------------

The Company provides for loan losses on a monthly basis based upon information available at the end of each period. By such additions, management maintains the allowance for loan losses at a level adequate to provide for losses that can be reasonably anticipated. The level of the allowance for loan losses is based on, among other things, management's periodic loan-by-loan evaluation of potential losses, as well as its assessment of prevailing and anticipated economic conditions in its market areas. Reviews are conducted throughout the year by senior officers of the Company and by unrelated third parties. In the second quarter of 1997, the Company recorded approximately $3.7 million in additional loan loss provisions to reflect both the results of an in-depth study of the loan portfolios at two subsidiary banks where recent management changes have occurred and a revision of the estimation process used by the Company.

A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern Georgia, southeastern Tennessee, and southwestern North Carolina. To some extent the ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in market conditions in these markets.

The allowance for loan losses approximated 2.17% of outstanding loans at June 30, 1997 as compared to 1.49% at December 31, 1996 and 1.59% at June 30, 1996. The allowance increased to $11,395,000 at June 30, 1997 from $7,565,000 at December 31, 1996 and $7,605,000 at June 30, 1996. The provision for loan losses increased to $4,669,000 for the six months ended June 30, 1997 from $870,000 for the six months ended June 30, 1996. This increase in the provision for loan losses was primarily due to the recording of the additional provisions, as discussed above. Net loan charge offs for the six months ended June 30, 1997 were $839,000 as compared to $313,000 for the six months ended June 30, 1996. Net loans charged off as a percentage of average loans was 0.33% for the six months ended June 30, 1997 as compared to 0.13% for the six months ended June 30, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through June 30, 1997. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table on the following page provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at June 30, 1997 and December 31, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                           June 30,   December 31,
                                             1997         1996
                                           ---------  -------------
                                            (amounts in thousands,
                                                   except
                                            ratios and percentages)
Nonperforming loans                          $3,275          2,888

Real estate acquired through
 foreclosure and other
 repossessed assets                           2,198          2,647
                                             ------          -----

Nonperforming assets                         $5,473          5,535
                                             ======          =====

Underperforming loans                        $2,028          1,572
                                             ======          =====

Asset Quality Ratios:
 Nonperforming loans to total loans,
  net of unearned income                       0.62%          0.57%
                                             ======          =====

 Nonperforming assets to total loans,
  net of unearned income, real estate
  acquired through foreclosure, and
  other repossessed assets                     1.04%          1.08%
                                             ======          =====

 Allowance for possible loan losses
  to nonperforming loans                       3.48x          2.62x
                                             ======          =====

 Underperforming loans to total loans,
  net of unearned income                       0.39%          0.31%
                                             ======          =====

 Nonperforming loans to total assets           0.43%          0.38%
                                             ======          =====

 Nonperforming assets to total assets          0.72%          0.73%
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

Noninterest Income
------------------

Noninterest income for the second quarter of 1997 decreased $91,000 or 5.2% as compared to the same period of 1996. This decrease was primarily the result of a decrease in net securities gains (losses) of $174,000, which was offset by an increase in service charges on deposit accounts of $37,000, an increase in credit card fees of $21,000, and an increase in fees associated with the
Internal Revenue Service Rapid Refund program of $28,000.   For the first six
months of 1997, noninterest income decreased $260,000 or 7.4%. This decrease was primarily attributable to the inclusion of a $224,000 gain recorded in the first quarter of 1996 relating to the sale of the mortgage servicing portfolio and also a decrease in net securities gains (losses) of $212,000. The decrease was partially offset by an increase in service charges on deposit accounts of $109,000 and an increase in credit card fees of $56,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expense
-------------------

The $1,285,000 or 20.8% increase in noninterest expense for the second quarter of 1997 as compared to the second quarter of 1996 was primarily due to an increase in salary and benefit expense of $467,000, an increase in net occupancy and equipment expense of $356,000, and an increase in net foreclosed asset related expenses of $179,000. The first six months of 1997 as compared to the same period of 1996 resulted in an increase of $1,875,000 or 15.2%. This increase was primarily due to an increase in salary and benefit expense of $882,000, an increase in net occupancy and equipment expense of $444,000, and an increase in net foreclosed asset related expenses of $135,000. Also, increases were noted in computer fees and fees associated with the credit card program of $115,000 and $88,000, respectively.

Income Tax Expense
------------------

The second quarter 1997 income tax benefit was approximately $501,000, or an effective rate of 40.3%, as compared to approximately $1,178,000 of income tax expense for the second quarter 1996, or an effective rate of 31.0%. During the first six months of 1997 income tax expense was approximately $299,000, or an effective rate of 20.2%, compared to approximately $2,157,000, or an effective rate of 31.0% for the same period in 1996.

Net Income
----------

The Company's second quarter 1997 net loss was $0.10 per share or $742,000 as compared to net earnings of $0.34 or $2,618,000 for the second quarter of 1996. Earnings for the six months ended June 30, 1997 were $1,180,000 down 75.5% from $4,811,000 for the comparable period in 1996. Earnings per share for the six months ended June 30, 1997 were $0.15 per share as compared to $0.62 per share for the corresponding period ended June 30, 1996. These decreases in net income are a result of special charges taken in the second quarter of 1997. These special charges totaled $2,725,000 net of related taxes. Before these charges, second quarter net income was $1,983,000 or $0.25 per share. The special charges consisted of additions to the loan loss provision as previously discussed, write-offs of equipment that was determined to be obsolete, and buyouts of various vendor contracts and leases.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the six months ended June 30, 1997 was 3.12% (annualized) as compared to 13.74% (annualized) for the six months ended June 30, 1996. The Company's return on average assets was 0.32% (annualized) and 1.36% (annualized) for the six month periods ended June 30, 1997 and 1996, respectively. These ratios reflect the special charges taken in the second quarter of 1997.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of June 30, 1997 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:

                                                                                                   To Be Well Capitalized
                                                                   For Capital                     Under Prompt Corrective
                                   Actual                       Adequacy Purposes                     Action Provisions
                              -----------------------------------------------------------------------------------------------
                                Amount   Ratio               Amount             Ratio             Amount              Ratio
                              -----------------------------------------------------------------------------------------------
As of June 30, 1997:
Total Capital
 (to Risk Weighted Assets):     $75,704   14.8%  (Equal to   $40,918 (Equal to   8.0%  (Equal to  $51,147  (Equal to  10.0%
                                                  or greater          or greater        or greater          or greater
                                                  than)               than)             than)               than)
Tier 1 Capital
 (to Risk Weighted Assets):     $69,249   13.5%  (Equal to   $20,459 (Equal to   4.0%  (Equal to  $30,688  (Equal to   6.0%
                                                  or greater          or greater        or greater          or greater
                                                  than)               than)             than)               than)
Tier 1 Capital
 (to Average Assets):           $69,249    9.2%  (Equal to   $30,124 (Equal to   4.0%  (Equal to  $37,656  (Equal to   5.0%
                                                  or greater          or greater        or greater          or greater
                                                  than)               than)             than)               than)
As of June 30, 1996:
Total Capital
 (to Risk Weighted Assets):     $71,439   15.5%  (Equal to   $36,826  (Equal to  8.0%  (Equal to  $46,033  (Equal to  10.0%
                                                  or greater          or greater        or greater          or greater
                                                  than)               than)             than)               than)
Tier 1 Capital
 (to Risk Weighted Assets):     $65,662   14.3%  (Equal to   $18,413  (Equal to  4.0%  (Equal to  $27,620  (Equal to   6.0%
                                                  or greater          or greater        or greater          or greater
                                                  than)               than)             than)               than)
Tier 1 Capital
 (to Average Assets):           $65,662    9.2%  (Equal to   $28,523  (Equal to  4.0%  (Equal to  $35,654  (Equal to   5.0%
                                                  or greater          or greater        or greater          or greater
                                                  than)               than)             than)               than)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.16% and its ratio of shareholders' equity to assets of 9.91% at June 30, 1997.


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

                          PART II.  OTHER INFORMATION


Item 4.  Matters Submitted to a Vote of Security Holders

At the Annual Meeting of Shareholders held on April 23, 1997, the following directors were elected to hold office for the coming year: Roger W. Bennett, E.H. Chambers, Jr., William L. Chandler, Clarence B. Denard, James A. Faulkner, Thomas T. Folger, Jr, Sherman Green, J. Russell Ivie, Dudley K. Owens, William
D. Reeves, C.J. (Jim) Sisson, E. Paul Stringer, Myron B. Turner, Al J. Wimpy, and George A. Winn. The following individuals were elected as directors emeritus: J. Marvin Anderson, Glen W. Marshall, Rodney B. McCombs, J.E. Owens, James H. Sanders, Sr., and Forrest J. Sisk, Sr.


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27 Financial Data Schedule

         (b) There were no reports filed on Form 8-K for the quarter ended June 30, 1997.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Century South Banks, Inc.


DATE:   August 14, 1997                By: /s/ James A. Faulkner
     --------------------                  ---------------------
                                           James A. Faulkner
                                           President & CEO



DATE:   August 14, 1997                By: /s/ Susan J. Anderson
     --------------------                  ---------------------
                                           Susan J. Anderson
                                           Senior Vice President, CFO,
                                           and Secretary/Treasurer