Form 10-Q
period 1997-09-30
CENTURY SOUTH BANKS INC
filed 1997-11-14
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to
                               -----------------------    ------------------

Commission File Number: 2-75364
                        -------

                           Century South Banks, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                         58-1455591
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

 60 Main Street West, P O Box 1000, Dahlonega, Georgia                30533
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (706) 864-1111
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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


           CLASS                       OUTSTANDING AS OF OCTOBER 31, 1997
--------------------------------------------------------------------------------
Common stock, $1.00 par value                      7,767,459

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

      Item 1. Financial Statements
              Consolidated Balance Sheets                                3
              Consolidated Statements of Income                          4
              Condensed Consolidated Statements of Cash Flows            5
              Notes to Consolidated Financial Statements                 6
      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9

Part II.  Other Information

      Item 6. Exhibits and Report on Form 8-K                           18

Signatures                                                              19

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                                  (Unaudited)

                                                                                       September 30,            December 31,
                                                                                            1997                    1996
                                                                                 ------------------------------------------------
                                                                                     (amounts in thousands, except share data)
Assets
------
Cash and due from banks                                                                    $ 26,242                   34,626
Federal funds sold                                                                           34,210                   38,730
Interest-earning deposits in other banks                                                         91                      677
Investment securities:
  Available for sale                                                                         97,082                  104,296
  Held to maturity (fair value: September
    30, 1997 - $40,937 and December 31,
    1996 - $43,214)                                                                          40,080                   42,474

Loans, net of unearned income                                                               531,458                  509,412
  Less allowance for loan losses                                                              9,823                    7,565
                                                                                           --------                  -------
    Loans, net                                                                              521,635                  501,847
                                                                                           --------                  -------
Premises and equipment, net                                                                  18,116                   18,311
Goodwill and other intangibles, net                                                           6,164                    6,712
Other assets                                                                                 12,660                   13,422
                                                                                           --------                  -------
      Total assets                                                                         $756,280                  761,095
                                                                                           ========                  =======

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                                    $ 76,356                   75,706
    Interest-bearing deposits                                                               586,119                  594,567
                                                                                           --------                  -------
      Total deposits                                                                        662,475                  670,273

  Federal funds purchased                                                                     2,510                    1,000
  Federal Home Loan Bank advances                                                             6,906                    6,982
  Long-term debt                                                                                 40                      241
  Accrued expenses and other liabilities                                                      7,148                    7,158
                                                                                           --------                  -------
      Total liabilities                                                                     679,079                  685,654
                                                                                           --------                  -------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    15,000,000 shares: issued 7,826,358 shares
    and outstanding 7,767,459 and 7,761,624
    shares at September 30, 1997 and December 31,
    1996, respectively                                                                        7,826                    7,826
  Additional paid-in capital                                                                 28,855                   28,780
  Retained earnings                                                                          40,600                   39,384
  Reduction for ESOP loan guarantee                                                               -                     (137)
  Common stock in treasury (58,899 and 64,734
    shares at September 30, 1997 and December 31,
    1996, respectively), at cost                                                               (306)                    (337)
  Net unrealized gain (loss) on investment
                                                                                           --------                  -------
    Securities                                                                                  226                      (75)
                                                                                           --------                  -------
      Total shareholders' equity                                                             77,201                   75,441
                                                                                           --------                  -------
      Total liabilities and shareholders' equity                                           $756,280                  761,095
                                                                                           ========                  =======

----------
See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                   Three months ended                Nine months ended
                                                                      September 30,                    September 30,
                                                                  1997              1996            1997            1996
                                                          -------------------------------------------------------------------
                                                                              (amounts in thousands, except
                                                                                     per share data)
Interest income:
  Loans, including fees                                              $ 13,817          13,084          40,407          38,794
  Federal funds sold                                                      443             148           1,207           1,022
  Interest on deposits in other banks                                       4              10              25              24
  Investment securities:
    Taxable                                                             1,543           1,726           4,799           5,118
    Nontaxable                                                            578             647           1,787           1,977
                                                                     --------         -------         -------         -------
      Total interest income                                            16,385          15,615          48,225          46,935
                                                                     --------         -------         -------         -------

Interest expense:
  Deposits                                                              7,393           6,957          21,908          21,335
  Federal funds purchased                                                  10              12              25              12
  Federal Home Loan Bank advances                                         105             113             316             360
  Long-term debt and other borrowings                                       4               5              17              59
                                                                     --------         -------         -------         -------
      Total interest expense                                            7,512           7,087          22,266          21,766
                                                                     --------         -------         -------         -------

      Net interest income                                               8,873           8,528          25,959          25,169

Provision for loan losses                                                  68             343           4,737           1,213
                                                                     --------         -------         -------         -------

      Net interest income after
        provision for loan losses                                       8,805           8,185          21,222          23,956
                                                                     --------         -------         -------         -------

Noninterest income:
  Service charges on deposit accounts                                   1,047             956           3,069           2,869
  Securities gains (losses), net                                           14               -              18             216
  Other operating income                                                  607             563           1,822           1,935
                                                                     --------         -------         -------         -------
      Total noninterest income                                          1,668           1,519           4,909           5,020
                                                                     --------         -------         -------         -------

Noninterest expense:
  Salaries and employee benefits                                        3,529           3,371          10,661           9,621
  Net occupancy and equipment expense                                     981             816           3,031           2,422
  Other operating expenses                                              2,080           2,232           7,417           6,680
                                                                     --------         -------         -------         -------
      Total noninterest expense                                         6,590           6,419          21,109          18,723
                                                                     --------         -------         -------         -------

      Income before income taxes                                        3,883           3,285           5,022          10,253

Income tax expense                                                      1,428             993           1,387           3,150
                                                                     --------         -------         -------         -------

      Net income                                                     $  2,455           2,292           3,635           7,103
                                                                     ========         =======         =======         =======

Net income per common share and
  common share equivalent                                            $   0.31            0.30            0.47            0.91
                                                                     ========         =======         =======         =======

Cash dividends declared per share                                    $0.10500         0.10000         0.31125         0.29625
                                                                     ========         =======         =======         =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                              Nine months ended September 30,
                                                                                    1997             1996
                                                                              -------------------------------
                                                                                   (amounts in thousands)
Net cash provided by operating activities                                         $ 10,356            9,105
                                                                                  --------          -------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                    2,272            7,840
  Principal collections and maturities of investment securities:
      Available for sale                                                            23,783           23,348
      Held to maturity                                                               4,273           10,353
  Proceeds from maturities of interest-earning deposits                             11,002            2,099
  Purchases of investment securities held to maturity                               (1,785)          (1,088)
  Purchases of investment securities available for sale                            (18,405)         (40,682)
  Investment in interest-earning deposits                                          (10,416)          (2,284)
  Net increase in loans                                                            (24,711)         (24,028)
  Proceeds from sales of real estate acquired through foreclosure                      832              373
  Purchases of premises and equipment                                               (1,293)          (2,980)
  Proceeds from sale of premises and equipment                                           2               13
                                                                                  --------          -------
      Net cash used in investing activities                                        (14,446)         (27,036)
                                                                                  --------          -------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                               (7,796)          12,765
  Net increase in federal funds purchased                                            1,510                -
  Net decrease in other short-term borrowings                                            -             (161)
  Proceeds from issuance of long-term debt                                           4,010                -
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                                   (4,150)          (4,296)
  Dividends paid to shareholders                                                    (2,388)          (2,270)
                                                                                  --------          -------
      Net cash provided by (used in) financing activities                           (8,814)           6,038
                                                                                  --------          -------

      Net decrease in cash and cash equivalents                                    (12,904)         (11,893)

Cash and cash equivalents at beginning of period                                    73,356           60,440
                                                                                  --------          -------

Cash and cash equivalents at end of period                                        $ 60,452           48,547
                                                                                  ========          =======

Supplemental disclosure of cash paid during the period for:
    Interest                                                                      $ 22,287           22,625
                                                                                  ========          =======
    Income taxes                                                                  $  3,109            3,074
                                                                                  ========          =======

Supplemental schedule of noncash investing and financing
  activities:
    Real estate acquired through foreclosure                                      $  1,702            1,398
                                                                                  ========          =======
    Real estate sold and financed by the Company                                  $  1,517            1,177
                                                                                  ========          =======
    Net reduction in guaranteed ESOP loan recorded in
      shareholders' equity                                                        $    137               36
                                                                                  ========          =======

----------
See accompanying notes to consolidated financial statements.

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


(5)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 29, 1997, the Company renewed a $1,500,000 unsecured revolving line of credit with a bank which is payable on demand and matures on January 28, 1998. Interest is due on the line of credit quarterly. The revolving line of credit accrues interest at the Prime Lending Rate minus one percent (1%) as defined in the agreement. The line of credit is secured by 100% of the outstanding common stock of one of the Company's affiliates (GNB). As of September 30, 1997, there is no outstanding balance.

Nine of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries drew $4,000,000 and made payments of $3,075,524 and another subsidiary made payments of $1,000,000 in the first nine months of 1997 making the total advances under these lines approximately $6.9 million. One subsidiary has a balance outstanding of $2.9 million with $2.0 million maturing on January 2, 1998 and bearing interest at the rate of 5.83%, payable monthly. The $0.9 million matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly.

                    CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



Another subsidiary has drawn $4.0 million with $2.0 million maturing on December 28, 1998 and $2.0 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the nine subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.


(6)  Pending Acquisition
     -------------------

On March 17, 1997, the Company and Bank Corporation of Georgia ("BCG"), headquartered in Macon, Georgia signed a statement of intent to merge the two holding companies. On March 31, 1997, the Agreement and Plan of Merger was signed and on July 11, 1997, the Agreement and Plan of Merger was amended.
Under the proposed merger, BCG shareholders will receive 1.35 shares of Century South Banks, Inc. common stock for each share of BCG common stock. The merger is subject to the approval of BCG and CSBI shareholders. All regulatory approvals have been received. Upon consummation of the merger, which is scheduled for fourth quarter 1997, Century South Banks, Inc. will have assets of over $1 billion. The combined operation will maintain dual headquarters in Dahlonega and Macon.

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

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at September 30, 1997, compared to December 31, 1996, and results of operations for the three and nine month periods ended September 30, 1997, compared to the three and nine month periods ended September 30, 1996. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.



                              FINANCIAL CONDITION
                              -------------------

During the first nine months of 1997, total assets decreased $4.8 million or approximately 0.6%. However, net loans grew $19.8 million or 3.9% during the first nine months of 1997 and were funded primarily by a decrease in investment securities of $9.6 million and a decrease in federal funds sold of $4.5 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at September 30, 1997 were as follows:


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
     Government agencies                             $57,208         222        (110)      57,320
   State, county and
     municipal securities                             12,549         304         (29)      12,824
   Mortgage-backed securities                         18,880         242         (44)      19,078
   Other debt securities                               4,267          18         (39)       4,246
   Equity securities                                   3,543         110         (39)       3,614
                                                 ------------------------------------------------
                                                     $96,447         896        (261)      97,082
                                                 ------------------------------------------------

 Held to maturity:
   U.S. Government agencies                          $ 7,983         117         (25)       8,075
   State, county and
     municipal securities                             28,162         806        (120)      28,848
   Mortgage-backed securities                          1,829          28          (4)       1,853
   Other debt securities                               2,106          55           -        2,161
                                                 ------------------------------------------------
                                                     $40,080       1,006        (149)      40,937
                                                 ------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Balances within the major deposit categories as of September 30, 1997 and December 31, 1996 are shown below:
                                              (amounts in millions)

                                                              September 30,                 December 31,
                                                                   1997                         1996
                                                       --------------------------     ----------------------
 Noninterest-bearing demand deposits                                     $ 76.4                       75.7
 Interest-bearing demand deposits                                         103.4                      118.0
 Money market accounts                                                     27.0                       23.7
 Savings deposits                                                          65.1                       61.9
 Certificates of deposit and
   individual retirement accounts
   of $100,000 or more                                                     99.5                       98.1
 Other individual retirement accounts                                      42.7                       40.5
 Other certificates of deposit                                            248.4                      252.4
                                                                         ------                      -----
                                                                         $662.5                      670.3
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At September 30, 1997, the Company's cash and due from banks was $26.2 million, its federal funds sold were $34.2 million, its interest-earning deposits in other banks were $0.09 million, and its investment securities designated as available for sale were $97.1 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $39.4 million, in addition to credit which is available in the form of Federal Home Loan Bank advances.

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

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 1997.

                                 0-90 DAYS       91-365 DAYS            1-5 YEARS              OVER 5 YEARS
                                  CURRENT    CURRENT  CUMULATIVE    CURRENT  CUMULATIVE    CURRENT CUMULATIVE
                               ------------------------------------------------------------------------------
                                                             (AMOUNTS IN THOUSANDS)

INTEREST-SENSITIVE ASSETS         $255,422   159,926   415,348      254,974   670,322      32,860    703,182

INTEREST-SENSITIVE
  LIABILITIES                      295,906   199,464   495,370       99,787   595,157         418    595,575
                                  --------   -------   -------      -------   -------      ------    -------

INTEREST-SENSITIVITY GAP          $(40,484)  (39,538)  (80,022)     155,187    75,165      32,442    107,607
                                  ========    =======  =======      =======   =======      ======    =======

RATIO OF INTEREST-SENSITIVE
    ASSETS TO INTEREST-
    SENSITIVE LIABILITIES             0.86      0.80      0.84         2.56      1.13       78.61       1.18
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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income for the three months ended September 30, 1997 increased $345,000 or 4.05% over the same period of 1996. For the nine months ended September 30, 1997, net interest income was $25,959,000 representing an increase of $790,000 or 3.14% as compared to the nine months ended September 30, 1996. The average yield earned on interest-earning assets, on a fully tax equivalent basis, decreased to 9.40% for the nine months ended September 30, 1997 from 9.61% for the nine months ended September 30, 1996 and the average rate paid on interest-bearing liabilities decreased to 5.02% for the nine months ended September 30, 1997 from 5.13% for the nine months ended September 30, 1996. The Company's interest rate differential decreased to 4.38% from 4.48% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 5.12% for the first nine months of 1997 from 5.22% for the same period of 1996.

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

The allowance for loan losses approximated 1.85% of outstanding loans at September 30, 1997 as compared to 1.49% at December 31, 1996 and 1.52% at September 30, 1996. The allowance increased to $9,823,000 at September 30, 1997 from $7,565,000 at December 31, 1996 and $7,602,000 at September 30, 1996. The
provision for loan losses increased to $4,737,000 for the nine months ended September 30, 1997 from $1,213,000 for the nine months ended September 30, 1996. This increase in the provision for loan losses was primarily due to the recording of the additional provisions, as discussed above. Net loan charge offs for the nine months ended September 30, 1997 were $2,479,000 as compared to $659,000 for the nine months ended September 30, 1996. Net loans charged off as a percentage of average loans was 0.64% for the nine months ended September 30, 1997 as compared to 0.18% for the nine months ended September 30, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through September 30, 1997. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table on the following page provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at September 30, 1997 and December 31, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                               September 30,             December 31,
                                                                                   1997                     1996
                                                                   (amounts in thousands, except ratios and percentages)
Nonperforming loans                                                                 $2,101                  2,888

Real estate acquired through foreclosure and other repossessed
  assets                                                                             1,804                  2,647
                                                                                    ------                  -----

Nonperforming assets                                                                $3,905                  5,535
                                                                                    ======                  =====

Underperforming loans                                                               $1,183                  1,572
                                                                                    ======                  =====

Asset Quality Ratios:
  Nonperforming loans to total loans,
    Net of unearned income                                                            0.40%                  0.57%
                                                                                    ======                  =====

  Nonperforming assets to total loans,
    Net of unearned income,real estate acquired through foreclosure, and
    other repossessed assets                                                          0.73%                  1.08%
                                                                                    ======                  =====

  Allowance for loan losses to Nonperforming loans                                    4.67x                  2.62x
                                                                                    ======                  =====

  Underperforming loans to total loans,net of unearned income                         0.22%                  0.31%
                                                                                    ======                  =====

  Nonperforming loans to total assets                                                 0.28%                  0.38%
                                                                                    ======                  =====

  Nonperforming assets to total assets                                                0.52%                  0.73%
                                                                                    ======                  =====


The Company's management provides for loan losses through a charge to earnings to bring the allowance to a level which in management's judgement is considered adequate to absorb potential losses inherent in the loan portfolio. A substantial portion of the allowance is general in nature and is available for the portfolio in its entirety.


Noninterest Income
------------------

Noninterest income for the third quarter of 1997 increased $149,000 or 9.8% as compared to the same period of 1996. This increase was primarily due to an increase in service charges on deposit accounts of $91,000, an increase in net securities gains (losses) of $14,000, and an increase in credit card fees of $19,000. For the first nine months of 1997, noninterest income decreased $111,000 or 2.2%. This decrease was primarily attributable to the inclusion of a $224,000 gain recorded in the first quarter of 1996 relating to the sale of the mortgage servicing portfolio and also a decrease in net securities gains (losses) of $198,000. The decrease was partially offset by an increase in service charges on deposit accounts of $200,000, an increase in credit card fees of $75,000, and an increase in fees associated with the Internal Revenue Service Rapid Refund program of $33,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expense
-------------------

The $171,000 or 2.7% increase in noninterest expense for the third quarter of 1997 as compared to the third quarter of 1996 was primarily due to an increase in salary and benefit expense of $158,000 and an increase in net occupancy and equipment expense of $165,000. This increase was offset by decreases in advertising and marketing, stationery and supplies, and postage of $45,000, $30,000, and $25,000, respectively. The first nine months of 1997 as compared to the same period of 1996 resulted in an increase of $2,386,000 or 12.7%. This increase was primarily due to an increase in salary and benefit expense of $1,040,000 mainly due to an increase in the number of employees, an increase in net occupancy and equipment expense of $609,000 due to write-offs of equipment that was determined to be obsolete, and an increase in net foreclosed asset related expenses of $112,000. Also, increases were noted in computer fees and ATM expense of $83,000 and $84,000, respectively.

Income Tax Expense
------------------

The third quarter 1997 income tax expense was approximately $1,428,000, or an effective rate of 36.8%, as compared to approximately $993,000 for the third quarter 1996, or an effective rate of 30.2%. During the first nine months of 1997 income tax expense was approximately $1,387,000, or an effective rate of 27.6%, compared to approximately $3,150,000, or an effective rate of 30.7% for the same period in 1996.

Net Income
----------

The Company's third quarter 1997 net earnings were $0.31 per share or $2,455,000 as compared to $0.30 or $2,292,000 for the third quarter of 1996, representing an increase of 7.1%. Earnings for the nine months ended September 30, 1997 were $3,635,000 down 48.8% from $7,103,000 for the comparable period in 1996. Earnings per share for the nine months ended September 30, 1997 were $0.47 per share as compared to $0.91 per share for the corresponding period ended September 30, 1996. These decreases in net income are a result of special charges recorded in the second quarter of 1997. These special charges totaled $2,725,000 net of related taxes. The special charges consisted of additions to the loan loss provision as previously discussed, write-offs of equipment that was determined to be obsolete, and buyouts of various vendor contracts and leases.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the nine months ended September 30, 1997 was 6.38% (annualized) as compared to 13.36% (annualized) for the nine months ended September 30, 1996. The Company's return on average assets was 0.65% (annualized) and 1.33% (annualized) for the nine month periods ended September 30, 1997 and 1996, respectively. These ratios reflect the special charges taken in the second quarter of 1997.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of September 30, 1997 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:

                                                                                                               To Be Well
                                                                                                               Capitalized
                                                                                                               Under Prompt
                                                                    For Capital                                 Corrective
                               Actual                            Adequacy Purposes                           Action Provisions
                           --------------------------------------------------------------------------------------------------------
                           Amount   Ratio                  Amount                  Ratio               Amount               Ratio
                           --------------------------------------------------------------------------------------------------------
As of September 30, 1997:
Total Capital (to Risk                       greater than            greater than        greater than           greater than
 Weighted Assets):         $77,579   15.1%   or equal to   $41,179   or equal to   8.0%  or equal to   $51,474  or equal to   10.0%

Tier 1 Capital (to Risk                      greater than            greater than        greater than           greater than
 Weighted Assets):         $71,103   13.8%   or equal to   $20,590   or equal to   4.0%  or equal to   $30,885  or equal to    6.0%

Tier 1 Capital (to                           greater than            greater than        greater than           greater than
 Average Assets):          $71,103    9.5%   or equal to   $30,070   or equal to   4.0%  or equal to   $37,588  or equal to    5.0%


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.14% and its ratio of shareholders' equity to assets of 10.21% at September 30, 1997.


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

    (b) There were no reports filed on Form 8-K for the quarter ended September 30, 1997.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Century South Banks, Inc.


DATE:  November 14, 1997                 By: /s/ James A. Faulkner
       ------------------                    --------------------------
                                             James A. Faulkner
                                             President & CEO



DATE:  November 14, 1997                 By: /s/ Susan J. Anderson
       ------------------                    --------------------------
                                             Susan J. Anderson
                                             Senior Vice President, CFO,
                                             and Secretary/Treasurer