Form 10-K
period 1997-12-31
CENTURY SOUTH BANKS INC
filed 1998-03-31
CIK 357105

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

(MARK ONE)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or
                                           -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
_____________

COMMISSION FILE NUMBER  2-75364

                          Century South Banks, Inc.
                   -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Georgia                                                58-1455591
-------------------------------                           ----------------------
(State or other jurisdiction of                              (IRS  Employer
incorporation or organization)                            Identification Number)


60 Main Street West, Dahlonega, Georgia                            30533
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (706) 864-1111
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $1.00
                                                                           -----
par value
---------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No       .
                                        -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

The aggregate market value of the Registrant's common stock (based upon the mean of the closing high and low sales price reported by the Nasdaq Stock Market) held by nonaffiliates as of February 28, 1998 was approximately $206,900,000.

The Registrant had 10,883,013 shares of its common stock outstanding as of March 24, 1998.

Documents Incorporated by Reference
-----------------------------------

Portions of the Company's 1997 Annual Report to Shareholders and Proxy Statement for the Company's 1998 Annual Meeting of Shareholders are incorporated by reference into Part I, Item 1, Part II, Items 5, 6, 7, and 8, Part III, Items 10, 11, 12, and 13, and Part IV, Item 14.

                                   Form 10-K

                                     Index


                                                                     Page
                                                                     ----
PART I

      Item 1.    BUSINESS...........................................   3
      Item 2.    PROPERTIES.........................................   8
      Item 3.    LEGAL PROCEEDINGS..................................   9
      Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   9


PART II

      Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS................................  11
      Item 6.    SELECTED FINANCIAL DATA............................  11
      Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS................  11
      Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 DATA...............................................  11
      Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE................  11


PART III

     Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  11
     Item 11.    EXECUTIVE COMPENSATION.............................  12
     Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.....................................  12
     Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....  12

PART IV

  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K...................................  12


SIGNATURES..........................................................  16

                                     PART I
                                     ------

Item 1.    BUSINESS

                            BUSINESS OF THE COMPANY
                            -----------------------

Century South Banks, Inc. (the "Company") is a $1.09 billion asset multibank holding company which engages through its wholly-owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank ("GFB"), First National Bank of Union County ("FNBUC"), Fannin County Bank, N.A. ("FCB"), Gwinnett National Bank ("GNB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL"), Bank of Danielsville ("DAN"), First South Banks, N.A. ("FSB"), and AmeriBank, N.A. ("AMB") - (collectively the "Banks") in providing a full range of banking services to customers of the Banks. The Company's executive offices are located at 60 Main Street West, Dahlonega, Georgia 30533 and its telephone number is
(706) 864-1111.

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

On May 31, 1994, the Company acquired the charter of Martin Bank, Dyersburg, Tennessee at a cost of $31,000. In addition, with regulatory approval, FNBPC relocated its charter to Blue Ridge, Georgia. FNBPC acquired assets of approximately $28 million and assumed deposit liabilities of approximately $43 million of the Blue Ridge, Georgia offices of NationsBank of Georgia, N.A. ("Nations") on May 31, 1994. In conjunction with these transactions, effective May 31, 1994, Martin Bank changed its name to FBPC, Copperhill, Tennessee and FNBPC changed its name to FCB, Blue Ridge, Georgia. In a simultaneous transaction, FBPC acquired assets of approximately $53 million and assumed liabilities of approximately $56 million from FNBPC.

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

On December 16, 1997, the Company completed the merger with Bank Corporation of Georgia ("BCG"), a bank holding company located in Macon, Georgia and its subsidiary banks, FSB and AMB. This transaction was accounted for as a pooling of interests, and accordingly, financial information preceding the date of acquisition was restated to include the financial position and results of operations of BCG. The combined entity now maintains dual headquarters in Dahlonega, Georgia and Macon, Georgia.

In June 1996, BCG completed the acquisition of Effingham Bank & Trust ("Effingham") located in Rincon, Georgia.

  This acquisition has been accounted for as a pooling of interests, and accordingly, financial information preceding the dates of acquisition has been restated to include the financial position and results of operations of Effingham.

  In March 1996, BCG acquired the remaining minority interest in AmeriCorp, Inc., the parent conpany of AMB. In February 1996, AMB acquired certain assets and assumed certain liabilities of the Bank South, N.A., Victory Drive branch in Savannah, Georgia. These transactions were accounted for as purchases.

Because of its ownership of all the issued and outstanding shares of the common stock of the Banks, the Company is a "Bank Holding Company" as that term is defined under Federal law in the Bank Holding Company Act of 1956 (the "Act"), as amended, and under the bank holding company laws of the State of Georgia ("Georgia Act"). As a bank holding company, the Company is subject to the applicable provisions of the Act and the Georgia Act as well as to supervision by the Board of Governors of the Federal Reserve System (the "Board") and the State of Georgia Department of Banking and Finance (the "GDBF"). The Company's primary business as a bank holding company is to manage the business affairs of its banking subsidiaries. The Banks provide a full range of banking services to their customers. BOD, BOE, GFB, FCBD, PBL and DAN were organized under the state banking laws of Georgia and are not members of the Federal Reserve System. FBPC is organized under the state banking laws of Tennessee and is not a member bank of the Federal Reserve System. FCB, FNBUC, GNB, FSB, and AMB were organized under the Federal banking laws of the United States of America and are member banks of the Federal Reserve System.

                                  COMPETITION
                                  -----------

The banking business is highly competitive. Each of the Banks faces strong competition from commercial banks located in each Bank's primary market area. The Banks also compete with other financial services organizations, including thrifts, finance companies, credit unions and certain governmental agencies. Many of these competing institutions are larger in size and have access to resources with higher lending limits.

                                   EMPLOYEES
                                   ---------

As of December 31, 1997, the Company had approximately 588 employees, with approximately 90 serving the Company directly. As of December 31, 1997, BOD had 52 employees, BOE had 43 employees, FBPC had 43 employees, GFB had 56 employees, FNBUC had 25 employees, FCB had 31 employees, GNB had 16 employees, FCBD had 29 employees, PBL had 17 employees, DAN had 34 employees, FSB had 90 employees, and AMB had 62 employees. The Company is not a party to any collective bargaining agreement and, in the opinion of management, the Company enjoys satisfactory relations with its employees.


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

Banks' Supervision and Regulations
----------------------------------

BOD, BOE, GFB, FCBD, PBL, and DAN are insured state nonmember banks chartered by the GDBF and are subject to supervision by, and are regularly examined by, the GDBF and the FDIC.

FBPC is an insured state nonmember bank chartered by the Tennessee Department of Financial Institutions ("TDFI") and is subject to supervision by the TDFI and the FDIC.

FCB, FNBUC, GNB, FSB and AMB are insured national banks chartered under the Federal banking laws of the United States of America. All are members of the Federal Reserve System, are subject to the supervision of the OCC and the FDIC, and are regularly examined by the OCC.

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

The minimum required ratio for qualifying Total Capital to risk-weighted assets (including grandfathered goodwill) as of December 31, 1997 was 8%, of which 4% was required to be Tier 1 Capital. As of December 31, 1997, the Company's Tier 1 Capital was $101,105,000, Tier II Capital was $9,434,000 and its Total Risk-Based Capital was $110,539,000 as determined in accordance with regulatory requirements. Accordingly, 91.5% of the Company's qualifying Total Risk-Based Capital was Tier 1 Capital.

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

Other Legislation
-----------------

On September 23, 1994, President Clinton signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDA"). The CDA sets up the Community Development Financial Institution Fund to provide assistance to new and existing community lenders. The CDA also includes regulatory and paperwork reduction provisions, and enhanced consumer protections.

On September 29, 1994, President Clinton signed into law The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act allows banks to acquire out of state banks after one year, and out of state branches through interstate mergers, beginning June 1, 1997. The Interstate Banking Act also protects key provisions of state law, establishes a mechanism for de novo branching, and includes provisions relating to interstate branching by foreign banks.

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

The Company has been informed by the FDIC that its Banks have been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 1998.


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



                        SELECTED STATISTICAL INFORMATION
                        --------------------------------

Incorporated by reference from pages 15-30 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report to Shareholders.


            CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
            ------------------------------------------------------

This financial report contains forward-looking statements, including statements regarding, among other items, (i) the Company's plans, intentions or expectations, (ii) general competitive conditions, and (iii) the Company's management information systems. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forwarded-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: fluctuations in interest rates, inflation, competition in the geographic business areas in which the Company does business, development of trends in the general economy; the highly competitive nature of the banking industry; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; and the risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission, including but not limited to, its Annual Reports on Form 10-K.

Item 2.    PROPERTIES

The Company and the Banks own or lease all of the real property and/or buildings on which they are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

BOD's main banking office is located at 60 Main Street West, Dahlonega, Georgia and its branch offices are also located in Dahlonega, Georgia. BOD's main office is a three-story building containing approximately 30,000 square feet located on approximately two acres which is owned by BOD. BOD utilizes all of the first floor and approximately 6,200 square feet of the second floor of the main office building while the Company leases 3,800 square feet of the second floor and all of the third floor, which houses the Company's executive offices. BOD operates a full-service branch located at 148 Memorial Drive which consists of approximately 1,200 square feet of space. Both the main office and the Memorial Drive branch are owned by BOD.

BOD refurbished a former warehouse building into administrative offices which is leased to the Company for the Accounting department. The building has approximately 3,600 square feet. The Company is also leasing approximately 700 square feet of space for use by the Internal Auditing department.

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

GFB's main banking office is located at 455 Jesse Jewell Parkway, Gainesville, Georgia. The 18,000 square foot facility includes drive-in banking and retail banking facilities. GFB operates a full-service branch facility located at the intersection of McEver Road and Browns Bridge Road in Gainesville, Georgia. The facility consists of 2,300 square feet and was purchased by the Company from the Resolution Trust Corporation in March 1991. The Company leased the facility to GFB through December 1992 which at such time was purchased from the Company by GFB. In October 1993, GFB opened a full-service branch facility located on the Limestone Parkway, Gainesville, Georgia. The facility consists of 2,820 square feet of leased space. In May 1996, GFB opened a full-service branch facility located in Flowery Branch, Georgia. This facility consists of 2,400 square feet and is owned by GFB.

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

FSB has five banking locations. The main office of FSB is located at 4961 Forsyth Road, Macon, Georgia and is owned by FSB. FSB leases its loan operations office space from William H. Anderson, II, Chairman of the Company's Board of Directors. The Company also leases space from Mr. Anderson for the Macon headquarters. FSB operates one branch in each of Peach, Macon, Bibb and Coweta counties.

AMB has three banking locations. The main office of AMB is located at 7393 Hodgson Memorial Drive, Savannah, Georgia and is owned by AMB. AMB operates two branches, one in Chatham county and one in Effingham county. Effective March 5, 1998, AMB closed its Victory Drive branch which was also located in Chatham county.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a Special Shareholders' Meeting held on December 16, 1997, Century South Banks, Inc. ("CSBI") shareholders voted on the following proposal: to approve the issuance of shares of CSBI common stock in connection with the Agreement and Plan of Merger, dated as of March 31, 1997 and amended July 11, 1997 and October 15, 1997 (the "Merger Agreement"), by and between Bank Corporation of Georgia ("BCG") and CSBI, pursuant to which, among other matters, (a) BCG will merge with and into CSBI and (b) the shares of BCG common stock will be converted into the right to receive shares of CSBI common stock, as described in the Joint Proxy Statement/Prospectus dated November 10, 1997.

The proposal passed with 5,712,436 shares voted for, 75,072 shares voted against, and 13,430 shares abstaining.


Executive Officers of the Registrant

The following table sets forth certain information regarding the Company's executive officers:

       Name                      Age            Position
       ----                      ---            --------

William H. Anderson, II           59        Chairman

James A. Faulkner                 53        Vice Chairman and Chief
                                            Executive Officer

J. Russell Ivie                   62        Vice Chairman

Joseph W. Evans                   48        President, Chief Operating
                                            Officer and Chief Financial Officer

Tony E. Collins                   44        Executive Vice President and
                                            Chief Administrative Officer

Stephen W. Doughty                46        Executive Vice President and
                                            Chief Credit Officer

Sidney J. Wooten                  44        Executive Vice President and
                                            Regional Executive


William H. Anderson, II has been Chairman of the Board of the Company since December 16, 1997. Prior to his election, Mr. Anderson served as BCG's Chairman of the Board.

James A. Faulkner has been Chief Executive Officer of the Company since 1991. On December 16, 1997, he was elected Vice Chairman. Mr. Faulkner had served as President of the Company from 1989 to December 16, 1997 and Executive Vice President from 1981 to 1989.

J. Russell Ivie was elected Vice Chairman on December 16, 1997. Mr. Ivie served as Chairman of the Board of the Company from 1989 to December 16, 1997. Mr. Ivie has also served as President and Chief Executive Officer of the Company.

Joseph W. Evans was elected President, Chief Operating Officer and Chief Financial Officer of the Company on December 16, 1997. Prior to his election, Mr. Evans had served as BCG's President and Chief Executive Officer.

Tony E. Collins was elected Executive Vice President and Chief Administrative Officer on December 16, 1997. Prior to his election, Mr. Collins had been Senior Vice President of the Company since 1996 and Chief Operations Officer since 1993.

Stephen W. Doughty was elected Executive Vice President and Chief Credit Officer of the Company on December 16, 1997. Prior to his election, Mr. Doughty served as BCG's Executive Vice President.

Sidney J. Wooten was elected Executive Vice President and Regional Executive of the Company on December 16, 1997.

                                    PART II
                                    -------


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Incorporated by reference from pages 29-30 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report to Shareholders.

Item 6.  SELECTED FINANCIAL DATA

Incorporated by reference from page 14 of the Company's 1997 Annual Report to Shareholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from pages 15-30 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report to Shareholders.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from pages 27-28 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report to Shareholders.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference from pages 31-57 of Century South Banks, Inc. and Subsidiaries Consolidated Financial Statements included in the Company's 1997 Annual Report to Shareholders and page 30 of Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's 1997 Annual Report to Shareholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
                                    --------

Certain information required by Part III is omitted from this report in that the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement which specifically address the items set forth herein are incorporated by reference. Such information does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement. The information concerning the Company's executive officers required by this Item is incorporated by reference to the section in Part 1, Item 4, entitled "Executive Officers of the Registrant."

Incorporated by reference from pages 2-5 and pages 13-14 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from pages 8-13 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from pages 6-8 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from pages 12-13 of the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders.


                                    PART IV
                                    -------


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report, appear on pages 31-57 of the Company's 1997 Annual Report to Shareholders and are specifically incorporated herein by reference:

                                                  Page Number
Consolidated Financial Statements                 in Section
---------------------------------                 -----------

Independent Auditors' Report....................  31

Consolidated Balance Sheets at December 31,
 1997 and 1996..................................  32

Consolidated Statements of Income for the
 Years ended December 31, 1997, 1996, and 1995..  33

Consolidated Statements of Shareholders' Equity
 for the
 Years ended December 31, 1997, 1996, and 1995..  34

Consolidated Statements of Cash Flows for the
 Years ended December 31, 1997, 1996, and 1995..  35

Notes to Consolidated Financial Statements-
 December 31, 1997, 1996, and 1995..............  36

 (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes incorporated by reference herein.

 (3) Exhibit Index

Exhibit No.                           Document
-----------                           --------

   3.1 Articles of Incorporation of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-18527 filed on Form S-8 on March 23, 1990, and as amended on April 10, 1990.

   3.2   Bylaws of Century South Banks, Inc. filed herewith.

  10.1 Employee Stock Ownership Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-18527 filed on Form S-8 on March 23, 1990, and as amended on April 10, 1990.

  10.2 Dividend Reinvestment Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-37784 filed on Form S-3 on November 14, 1990 and as amended on June 13, 1996.

  10.3 Incentive Stock Option Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-91922 filed on Form S-8 on May 4, 1995 and as amended on December 30, 1997.

  10.4   Employee Compensation Agreements, filed herewith.

  11.1 Statement re: Computation of per share earnings for the years ended December 31, 1997, 1996, and 1995, filed herewith.

  13.1 Century South Banks, Inc. 1997 Annual Report to Shareholders for which certain specified pages are specifically incorporated herein by reference, filed herewith.

  13.2 Quarterly Report to Shareholders for the quarter ended December 31, 1997, filed herewith.

    21.1   Subsidiaries of Century South Banks, Inc. consist of:

         Bank of Dahlonega - Dahlonega, Georgia
         The Bank of Ellijay - Ellijay, Georgia
         First Bank of Polk County - Copperhill, Tennessee
         Georgia First Bank - Gainesville, Georgia
         First National Bank of Union County - Blairsville, Georgia Fannin County Bank, N.A. - Blue Ridge, Georgia
         Gwinnett National Bank - Duluth, Georgia
         First Community Bank of Dawsonville - Dawsonville, Georgia Peoples Bank - Lavonia, Georgia
         Bank of Danielsville - Danielsville, Georgia
         First South Bank, N.A.  Macon, Georgia
         AmeriBank, N.A.  Savannah, Georgia

  23.1   Accountants' Consent  filed herewith KPMG Peat Marwick LLP.

  23.2   Accountants' Consent  filed herewith Porter Keadle Moore, LLP.

  27.1 Financial Data Schedule as of and for the year ended December 31, 1997 filed herewith (for SEC use only).

27.2 Restated Financial Data Schedule as of and for the year ended December 31, 1996, filed herewith (for SEC use only).

99.1 Report of Independent Certified Public Accountants Consolidated Financial Statements of Bank Corporation of Georgia and subsidiaries as of December 31, 1996 and for the years ended December 31, 1996 and 1995, filed herewith.



(b)     Reports on Form 8-K.

The Company filed a report on Form 8-K on December 30, 1997 regarding the consummation of the merger with BCG on December 16, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTURY SOUTH BANKS, INC.
                                  (Registrant)



                                  /s/ James A. Faulkner
                                  -------------------------------------------
                                  James A. Faulkner
                                  Vice Chairman, Chief Executive Officer, and
                                  Director



                                  /s/ Joseph W. Evans
                                  -------------------------------------------
                                  Joseph W. Evans
                                  President, Chief Operating Officer, Chief
                                  Financial
                                  Officer and Director



                                  /s/ Susan J. Anderson
                                  -------------------------------------------
                                  Susan J. Anderson
                                  Senior Vice President and
                                  Corporate Controller


                                  Date:  March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ William H. Anderson, II              Date:  March 31, 1998
    --------------------------------                ----------------------
    William H. Anderson, II,  Chairman
    of the Board and Director



By: /s/ James A. Faulkner                    Date:  March 31, 1998
    --------------------------------                ----------------------
    James A. Faulkner, Vice Chairman
    of the Board, Chief Executive
    Officer and Director

By: /s/ J. Russell Ivie                      Date:  March 31, 1998
    --------------------------------                ---------------------
    J. Russell Ivie, Vice Chairman
    of the Board and Director



By: /s/ James R. Balkcom,  Jr.               Date:  March 31, 1998
    --------------------------------                ---------------------
    James R. Balkcom, Jr., Director



By: /s/ William L. Chandler                  Date:  March 31, 1998
    --------------------------------                ---------------------
    William L. Chandler, Director



By: /s/ Joseph W. Evans                      Date:  March 31, 1998
    --------------------------------                ----------------------
    Joseph W. Evans, President,
    Chief Operating Officer,
    Chief Financial Officer
    and Director



By: /s/ Thomas T. Folger, Jr.                Date:  March 31, 1998
    ---------------------------------               ----------------------
    Thomas T. Folger, Jr., Director



By: /s/ Quill O. Healey                      Date:  March 31, 1998
    ---------------------------------               ----------------------
    Quill O. Healey,  Director



By: /s/ Frank C. Jones                       Date:  March 31, 1998
    ---------------------------------               ----------------------
    Frank C. Jones, Director



By: /s/ John B. McKibbon, III                Date:  March 31, 1998
    ---------------------------------               ----------------------
   John B. McKibbon, III, Director



By: /s/ E. Paul Stringer                     Date:  March 31, 1998
    --------------------------------                ----------------------
    E. Paul Stringer, Director