Form 10-Q
period 1998-03-31
CENTURY SOUTH BANKS INC
filed 1998-05-15
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the period ended March 31, 1998
                                 or
[_] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                     to
                               -------------------    --------------------
Commission File Number: 2-75364
                        --------------------------------------------------

                           Century South Banks, Inc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                              58-1455591
--------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

    60 Main Street West, P O Box 1000, Dahlonega, Georgia           30533
--------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip Code)

                                (706) 864-1111
--------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                      OUTSTANDING AS OF APRIL 30, 1998
--------------------------------------------------------------------------

Common stock, $1.00 par value                   10,938,137

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                   Page No.
                                                                   --------


Part I.   Financial Information
          ---------------------

      Item 1. Financial Statements
              Consolidated Balance Sheets........................         3
              Consolidated Statements of Income..................         4
              Condensed Consolidated Statements of Cash Flows....         5
              Notes to Consolidated Financial Statements.........         6
      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............         8
      Item 3. Market Risk Disclosure.............................        15

Part II.  Other Information
          -----------------

      Item 6. Exhibits and Report on Form 8-K....................        16

Signatures.......................................................        17

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                    March 31,     December 31,
                                                       1998           1997
                                                 ------------------------------
                                                      (amounts in thousands,
                                                        except share data)
Assets
------
Cash and due from banks                             $   40,666        43,146
Federal funds sold                                      59,380        33,870
Interest-earning deposits in other banks                 9,498        32,465
Investment securities:
  Available for sale                                   126,619       138,592
  Held to maturity (fair value: March
    31, 1998 - $37,484 and December 31,
    1997 - $41,153)                                     36,518        40,212

Loans, net of unearned income                          765,854       758,731
  Less allowance for loan losses                        12,541        12,339
                                                    ----------     ---------
    Loans, net                                         753,313       746,392
                                                    ----------     ---------
Premises and equipment, net                             25,945        26,849
Goodwill and other intangibles, net                      6,942         7,284
Other assets                                            18,704        19,558
                                                    ----------     ---------
      Total assets                                  $1,077,585     1,088,368
                                                    ==========     =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits             $  137,204       129,418
    Interest-bearing deposits                          813,240       830,918
                                                    ----------     ---------
      Total deposits                                   950,444       960,336

  Federal funds purchased                                  240           160
  Other short-term borrowings                              150         1,500
  Federal Home Loan Bank advances                        4,856         6,881
  Long-term debt                                            38            39
  Accrued expenses and other liabilities                10,043        10,314
                                                    ----------     ---------
      Total liabilities                                965,771       979,230
                                                    ----------     ---------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    15,000,000 shares: issued 10,941,912 and
    10,924,699 shares at March 31, 1998 and
    December 31, 1997, respectively; and
    outstanding 10,883,013 and 10,865,800 shares
    at March 31, 1998 and December 31, 1997,
    respectively                                        10,942        10,925
  Additional paid-in capital                            34,382        34,282
  Retained earnings                                     65,926        63,566
  Common stock in treasury (58,899 shares),
    at cost                                               (306)         (306)
  Accumulated other comprehensive income                   870           671
                                                    ----------     ---------
      Total shareholders' equity                       111,814       109,138
                                                    ----------     ---------
      Total liabilities and shareholders' equity    $1,077,585     1,088,368
                                                    ==========     =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                  Three months ended March 31,
                                                       1998          1997
                                                  ----------------------------
                                                     (amounts in thousands,
                                                     except per share data)

Interest income:
  Loans, including fees                              $19,563        18,335
  Federal funds sold                                     591           312
  Interest on deposits in other banks                    224           207
  Investment securities:
    Taxable                                            2,052         2,602
    Nontaxable                                           501           611
                                                     -------        ------
      Total interest income                           22,931        22,067
                                                     -------        ------

Interest expense:
  Deposits                                             9,735         9,565
  Federal funds purchased                                  4             2
  Federal Home Loan Bank advances                         70           111
  Long-term debt and other borrowings                     30            35
                                                     -------        ------
      Total interest expense                           9,839         9,713
                                                     -------        ------

      Net interest income                             13,092        12,354

Provision for loan losses                                507           661
                                                     -------        ------
      Net interest income after
        provision for loan losses                     12,585        11,693
                                                     -------        ------
Noninterest income:
  Service charges on deposit accounts                  1,497         1,081
  Securities gains, net                                   18           156
  Other operating income                               1,988           846
                                                     -------        ------
      Total noninterest income                         3,503         2,083
                                                     -------        ------
Noninterest expense:
  Salaries and employee benefits                       5,969         5,476
  Net occupancy and equipment expense                  1,470         1,386
  Other operating expenses                             3,246         2,785
                                                     -------        ------
      Total noninterest expense                       10,685         9,647
                                                     -------        ------

      Income before income taxes                       5,403         4,129

Income tax expense                                     1,873         1,263
                                                     -------        ------

      Net income                                     $ 3,530         2,866
                                                     =======        ======

Net income per share:
  Basic                                              $  0.32          0.26
                                                     =======        ======
  Diluted                                            $  0.32          0.26
                                                     =======        ======

Cash dividends declared per share                    $0.1075        0.1025
                                                     =======        ======


See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                                      1998         1997
                                                                                                  -------------------------

                                                                                                   (amounts in thousands)

Net cash provided by operating activities                                                            $  6,618       5,958
                                                                                                     --------     -------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                                          18         830
  Principal collections and maturities of investment securities:
      Available for sale                                                                               23,362       9,716
      Held to maturity                                                                                  3,963       1,803
  Proceeds from maturities of interest-earning deposits                                                65,891       4,001
  Purchases of investment securities held to maturity                                                    (200)       (910)
  Purchases of investment securities available for sale                                               (11,087)    (17,254)
  Investment in interest-earning deposits                                                             (42,924)    (23,165)
  Net increase in loans                                                                                (8,095)     (1,257)
  Proceeds from sales of real estate acquired through foreclosure                                         164         316
  Purchases of premises and equipment                                                                    (658)       (801)
  Proceeds from sale of premises and equipment                                                            219         773
                                                                                                     --------     -------
      Net cash provided by (used in) investing activities                                              30,653     (25,948)
                                                                                                     --------     -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                                  (9,892)     19,100
  Net increase (decrease) in federal funds purchased                                                       80      (1,000)
  Net decrease in other short-term borrowings                                                          (1,350)         -
  Proceeds from issuance of long-term debt                                                              1,500          -
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                                                      (3,526)        (32)
  Dividends paid to shareholders                                                                       (1,170)       (786)
  Proceeds from issuance of common stock                                                                  117          -
                                                                                                     --------     -------
      Net cash provided by (used in) financing activities                                             (14,241)     17,582
                                                                                                     --------     -------

      Net increase (decrease) in cash and cash equivalents                                             23,030      (2,408)

Cash and cash equivalents at beginning of period                                                       77,016     112,594
                                                                                                     --------     -------

Cash and cash equivalents at end of period                                                           $100,046     110,186
                                                                                                     ========     =======
Supplemental disclosure of cash paid during the period for:
    Interest                                                                                         $ 10,406      10,030
                                                                                                     ========     =======
    Income taxes                                                                                     $    739         463
                                                                                                     ========     =======

Supplemental schedule of noncash investing and financing
  activities:
    Real estate acquired through foreclosure                                                         $  1,351         664
                                                                                                     ========     =======
    Real estate sold and financed by the Company                                                     $    684         411
                                                                                                     ========     =======
    Net reduction in guaranteed ESOP loan recorded in
      shareholders' equity                                                                           $     -           13
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

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



(1) Basis of Presentation
    ---------------------

The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Parent Company") and its wholly owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank ("GFB"), First National Bank of Union County ("FNBUC"), Fannin County Bank, N.A. ("FCB"), Gwinnett National Bank ("GNB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL"), Bank of Danielsville ("DAN"), First South Bank, N.A. ("FSB") and AmeriBank, N.A. ("AMB"), (collectively "the Company").

These accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods covered by this report have been included.


(2)  Statement No. 128 "Earnings Per Share"
     --------------------------------------

On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 supercedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS 128 replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. All prior period EPS data has been restated to conform with the provisions of SFAS 128.

Basic EPS excludes dilution and is computed by dividing net income by the weighted average shares outstanding. Diluted EPS is computed by dividing net income by the weighted average shares outstanding plus potential common shares resulting from dilutive options assuming the exercise proceeds would be used to repurchase shares pursuant to the treasury stock method.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(3)  Statement No. 130 "Reporting Comprehensive Income"
     --------------------------------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim period financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in SFAS 130 to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, "other comprehensive income" for the Company consists of items recorded as a component of shareholders' equity under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company has adopted the interim-period disclosure requirements of SFAS 130 effective March 31, 1998 and will adopt the annual financial statement reporting and disclosure requirements of SFAS 130 effective December 31, 1998.

Total comprehensive income for the three months ended March 31, 1998 was $3,729,000 compared to $2,253,000 for the three months ended March 31, 1997.


(4)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 30, 1998, the Company renewed a $1,500,000 revolving line of credit with a bank which is payable on demand and matures on January 30, 1999. The line of credit accrues interest at the Prime Lending Rate minus one percent (1%), as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of one of the Company's subsidiaries. As of March 31, 1998, there were no advances under this line of credit.

Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries made payments of $2,025,175 in the first three months of 1998 making the total advances under these lines $4.9 million. One subsidiary has a balance outstanding of $0.9 million which matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly. Another subsidiary has drawn $4.0 million with $2.0 million maturing on December 28, 1998 and $2.0 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at March 31, 1998, compared to December 31, 1997, and results of operations for the three month period ended March 31, 1998, compared to the three month period ended March 31, 1997. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION
                              -------------------

During the first three months of 1998, total assets decreased $10.8 million or approximately 0.99%, primarily due to a decline in deposits of $9.9 million. However, net loans grew $6.9 million or 0.93% during the first three months of 1998 and were funded by a decrease in investment securities of $15.7 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at March 31, 1998 were as follows:

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
     Government agencies                            $ 82,747         808         (55)      83,500
   State, county and
     Municipal securities                              9,145         271         (13)       9,403
   Mortgage-backed securities                         19,896         222         (24)      20,094
   Other debt securities                               7,571          47         (68)       7,550
   Equity securities                                   5,702         395         (25)       6,072
                                                 ------------------------------------------------
                                                    $125,061       1,743        (185)     126,619
                                                 ------------------------------------------------
 Held to maturity:
   U.S. Government agencies                         $  6,182          52         (10)       6,224
   State, county and
     municipal securities                             26,844         849         (15)      27,678
   Mortgage-backed securities                          1,515          26          (2)       1,539
   Other debt securities                               1,977          66           -        2,043
                                                 ------------------------------------------------
                                                    $ 36,518         993         (27)      37,484
                                                 ------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Balances within the major deposit categories as of March 31, 1998 and December 31, 1997 are shown below:

                                                      (amounts in millions)

                                                  March 31,         December 31,
                                                     1998               1997
                                               ----------------   ---------------
 Noninterest-bearing demand deposits                    $137.2             129.4
 Interest-bearing demand deposits                        145.9             157.3
 Money market accounts                                    99.6             104.7
 Savings deposits                                         75.9              64.2
 Certificates of deposit and
   Individual retirement accounts
   Of $100,000 or more                                   129.8             130.4
 Other individual retirement accounts                     51.5              52.8
 Other certificates of deposit                           310.5             321.5
                                                        ------             -----
    Total deposits                                      $950.4             960.3
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At March 31, 1998, the Company's cash and due from banks was $40.7 million, its federal funds sold were $59.4 million, its interest-earning deposits in other banks were $9.5 million, and its investment securities designated as available for sale were $126.6 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $43.1 million, in addition to credit which is available in the form of Federal Home Loan Bank advances.

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

The Company's strategy in minimizing interest rate risk is to minimize the impact of short term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 1998.


                                0-90 days      91-365 days          1-5 years          Over 5 years
                                 Current   Current  Cumulative Current  Cumulative  Current Cumulative
                               ------------------------------------------------------------------------
                                                        (amounts in thousands)

Interest-sensitive assets       $402,027   189,699    591,726  336,708  928,434      70,334  998,768

Interest-sensitive
  liabilities                    447,432   263,704    711,136  106,533  817,669         856  818,525
                                --------   -------    -------  -------  -------      ------  -------

Interest-sensitivity gap        $(45,405)  (74,005)  (119,410) 230,175  110,765      69,478  180,243
                                ========   =======    =======  =======  =======     =======  =======

Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities           0.90      0.72       0.83     3.16     1.14       82.17     1.22
                                ========   =======    =======  =======  =======      ======  =======

  Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income. Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

                                 RESULTS OF OPERATIONS
                                 ---------------------

Net Interest Income
-------------------

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Net interest income for the three months ended March 31, 1998 increased $738,000 or 5.97% over the same period of 1997. The average yield earned on interest-earning assets, on a tax equivalent basis, increased to 9.54% for the three months ended March 31, 1998 from 9.50% for the three months ended March 31, 1997 and the average rate paid on interest-bearing liabilities increased to 4.89% for the three months ended March 31, 1998 from 4.87% for the three months ended March 31, 1997. The Company's interest rate differential increased to 4.65% from 4.63% and its net interest margin (net interest income divided by average interest-earning assets) increased to 5.48% for the first three months of 1998 from 5.34% for the same period of 1997.


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

A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, and southwestern North Carolina. The ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in market conditions in these markets.

The allowance for loan losses approximated 1.64% of outstanding loans at March 31, 1998 as compared to 1.63% at December 31, 1997 and 1.52% at March 31, 1997. The allowance increased to $12,541,000 at March 31, 1998 from $12,339,000 at December 31, 1997 and $10,658,000 at March 31, 1997. The provision for loan losses decreased to $507,000 for the three months ended March 31, 1998 from $661,000 for the three months ended March 31, 1997. Net loan charge offs for the three months ended March 31, 1998 were $305,000 as compared to $417,000 for the three months ended March 31, 1997. Net loans charged off as a percentage of average loans was 0.16% for the three months ended March 31, 1998 as compared to 0.24% for the three months ended March 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through March 31, 1998. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, investment securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table on the following page provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at March 31, 1998 and December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                             March 31,  December 31,
                                                                                1998        1997
                                                                            ----------  ------------
                                                     (amounts in thousands except ratios and percentages)
Nonperforming loans                                                            $5,578         4,595

Real estate acquired through
 foreclosure and other
 repossessed assets                                                             2,702         2,347
                                                                               ------         -----

Nonperforming assets                                                           $8,280         6,942
                                                                               ======         =====

Underperforming loans                                                          $1,584         2,535
                                                                               ======         =====

Asset Quality Ratios:
 Nonperforming loans to total loans,
  net of unearned income                                                         0.73%         0.61%
                                                                               ======         =====

 Nonperforming assets to total loans,
  net of unearned income, real estate
  acquired through foreclosure, and
  other repossessed assets                                                       1.08%         0.91%
                                                                               ======         =====

 Allowance for loan losses to
  nonperforming loans                                                            2.25x         2.69x
                                                                               ======         =====

 Allowance for loan losses to total
  loans, net of unearned income                                                  1.64%         1.52%
                                                                               ======         =====

 Underperforming loans to total loans,
  net of unearned income                                                         0.21%         0.33%
                                                                               ======         =====

 Nonperforming loans to total assets                                             0.52%         0.42%
                                                                               ======         =====

 Nonperforming assets to total assets                                            0.77%         0.64%
                                                                               ======         =====


The Company experienced an increase in nonperforming loans primarily due to the abandonment of a branch at one of the subsidiaries in the amount of $681,000.

The Company's management provides for loan losses through a charge to earnings to bring the allowance to a level which in management's judgement is considered adequate to absorb potential losses inherent in the loan portfolio. A substantial portion of the allowance is general in nature and is available for the portfolio in its entirety.

Noninterest Income
------------------

Noninterest income for the first quarter of 1998 increased $1,420,000 or 68.17% as compared to the same period of 1997. This increase was primarily due to an increase in service charges on deposit accounts of $416,000, an increase in mortgage loan origination fees of $251,000, and a gain on the sale of a branch of one of the subsidiaries of approximately $849,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Noninterest Expense
-------------------

The $1,038,000 or 10.76% increase in noninterest expense for the first quarter of 1998 as compared to the first quarter of 1997 was primarily due to an increase in salaries and benefits expense of $493,000; an increase in net occupancy and equipment expense of $84,000; an increase in stationery, supplies and shareholder communications representing costs associated with the merger of Bank Corporation of Georgia and Century South Banks, Inc. on December 16, 1997 of $201,000, and an increase in computer related fees of $56,000.


Income Tax Expense
------------------

The first quarter 1998 income tax expense was approximately $1,873,000, or an effective rate of 34.7%, as compared to approximately $1,263,000 for the first quarter 1997, or an effective rate of 30.6%.

Net Income
----------

The Company's first quarter 1998 net earnings were $0.32 per diluted share or $3,530,000 as compared to $0.26 or $2,866,000 for the first quarter of 1997, representing an increase of 23.2%.

Performance Ratios
------------------

Performance of banks is often measured by various ratios. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the three months ended March 31, 1998 was 12.93% (annualized) as compared to 11.30% (annualized) for the three months ended March 31, 1997. The Company's return on average assets was 1.35% (annualized) and 1.12% (annualized) for the three month periods ended March 31, 1998 and 1997, respectively.

Capital Resources
-----------------

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets.
Management believes, as of March 31, 1998 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual consolidated capital amounts and ratios are presented below:



                                                                                                            For
                                                                                                          Capital
                                                     Actual                                           Adequacy Purposes
                                    ---------------------------------------------------------------------------------------------
                                            Amount            Ratio                          Amount                       Ratio
                                    ---------------------------------------------------------------------------------------------
As of March 31, 1998:
Total Capital (to Risk                                                    greater than or               greater than or
Weighted Assets):                          $113,389            15.1%         equal to        $60,114       equal to         8.0%
Tier 1 Capital (to Risk                                                   greater than or               greater than or
Weighted Assets):                          $103,969            13.8%         equal to        $30,057       equal to         4.0%
Tier 1 Capital (to                                                        greater than or               greater than or
Average Assets):                           $103,969             9.8%         equal to        $42,449       equal to         4.0%

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.42% for the three months ended March 31, 1998 and its ratio of shareholders' equity to assets of 10.38% at March 31, 1998.


Inflation
---------

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. The Company copes with the effects of inflation through effectively managing its interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs, and through managing its dividend payout policy relative to its level of net income. The impact of inflation has been minimal to the Company in recent years.


                        ITEM 3  MARKET RISK DISCLOSURE

The information called for concerning market risk of the Company is not included as there have not been any significant changes in the market rate table as shown in the Company's 1997 Annual Report filed on Form 10-K.

                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1  Financial Data Schedule as of and for the three months ended March 31, 1998
              Exhibit 27.2  Restated Financial Data Schedule as of and for
                the three months ended March 31, 1997



         (b) There were no reports filed on Form 8-K during the quarter ended March 31, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Century South Banks, Inc.


DATE:   May 15, 1998                 By:   /s/ James A. Faulkner
     ------------------------           --------------------------
                                        James A. Faulkner
                                        Vice Chairman and Chief
                                        Executive Officer


DATE:   May 15, 1998                 By:   /s/ Susan J. Anderson
     ------------------------           --------------------------
                                        Susan J. Anderson
                                        Senior Vice President and
                                        Corporate Controller