Form 10-Q
period 1998-06-30
CENTURY SOUTH BANKS INC
filed 1998-08-14
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the period ended June 30, 1998
                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ___________________ to _____________________

Commission File Number: 2-75364
                        --------

                           Century South Banks, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                              58-1455591
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


60 Main Street West, P O Box 1000, Dahlonega, Georgia                    30533
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

                                       Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            CLASS                               OUTSTANDING AS OF JULY 31, 1998
-------------------------------------------------------------------------------

Common stock, $1.00 par value                             11,015,984

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                  Page No.
                                                                  --------

Part I.   Financial Information
          ---------------------
       Item 1. Financial Statements
               Consolidated Balance Sheets                            3
               Consolidated Statements of Income                      4
               Condensed Consolidated Statements of Cash Flows        5
               Notes to Consolidated Financial Statements             6
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9
       Item 3. Market Risk Disclosure                                17

Part II.  Other Information
          -----------------

       Item 4. Matters Submitted to a Vote of Security Holders       18
       Item 6. Exhibits and Reports on Form 8-K                      18

Signatures                                                           19

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                                  (Unaudited)

                                                           June 30,        December 31,
                                                             1998              1997
                                                    ------------------------------------
                                                             (amounts in thousands,
                                                               except share data)
Assets
------
Cash and due from banks                                  $   43,869           43,146
Federal funds sold                                           30,820           33,870
Interest-earning deposits in other banks                     17,942           32,465
Investment securities:
  Available for sale                                        117,039          138,592
  Held to maturity (fair value: June 30,
    1998 - $33,384 and December 31,
    1997 - $41,153)                                          32,476           40,212

Loans, net of unearned income                               785,554          758,731
  Less allowance for loan losses                             12,577           12,339
                                                         ----------        ---------
    Loans, net                                              772,977          746,392
                                                         ----------        ---------
Premises and equipment, net                                  25,016           26,849
Goodwill and other intangibles, net                           6,732            7,284
Other assets                                                 22,144           19,558
                                                         ----------        ---------
      Total assets                                       $1,069,015        1,088,368
                                                         ==========        =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                  $  134,738          129,418
    Interest-bearing deposits                               803,942          830,918
                                                         ----------        ---------
      Total deposits                                        938,680          960,336

  Federal funds purchased                                         -              160
  Other short-term borrowings                                   450            1,500
  Federal Home Loan Bank advances                             4,831            6,881
  Long-term debt                                                 37               39
  Accrued expenses and other liabilities                     10,223           10,314
                                                         ----------        ---------
      Total liabilities                                     954,221          979,230
                                                         ----------        ---------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 and 15,000,000 shares at
    June 30, 1998 and December 31, 1997,
    respectively: issued 11,063,071 and
    10,924,699 shares at June 30, 1998 and
    December 31, 1997, respectively; and
    outstanding 11,004,172 and 10,865,800
    shares at June 30, 1998 and December 31,
    1997, respectively                                       11,063           10,925
  Additional paid-in capital                                 34,842           34,282
  Retained earnings                                          68,366           63,566
  Common stock in treasury (58,899 shares),
    at cost                                                    (306)            (306)
  Accumulated other comprehensive income                        829              671
                                                         ----------        ---------
      Total shareholders' equity                            114,794          109,138
                                                         ----------        ---------
      Total liabilities and shareholders' equity         $1,069,015        1,088,368
                                                         ==========        =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                Three months ended         Six months ended
                                                     June 30,                  June 30,
                                                 1998         1997         1998        1997
                                           ---------------------------------------------------
                                                     (amounts in thousands, except
                                                            per share data)
Interest income:
  Loans, including fees                        $ 20,062      18,535       39,625      36,870
  Federal funds sold                                558         694        1,149       1,006
  Interest on deposits in other banks               192         326          416         533
  Investment securities:
    Taxable                                       1,918       2,420        3,970       5,022
    Nontaxable                                      476         598          977       1,209
                                               --------     -------      -------     -------
      Total interest income                      23,206      22,573       46,137      44,640
                                               --------     -------      -------     -------

Interest expense:
  Deposits                                        9,638       9,995       19,373      19,560
  Federal funds purchased                             7          13           11          15
  Federal Home Loan Bank advances                    74         100          144         211
  Long-term debt and other borrowings                 5          72           35         107
                                               --------     -------      -------     -------
      Total interest expense                      9,724      10,180       19,563      19,893
                                               --------     -------      -------     -------

      Net interest income                        13,482      12,393       26,574      24,747

Provision for loan losses                           502       4,216        1,009       4,877
                                               --------     -------      -------     -------

      Net interest income after
        provision for loan losses                12,980       8,177       25,565      19,870
                                               --------     -------      -------     -------

Noninterest income:
  Service charges on deposit accounts             1,561       1.402        3,058       2,483
  Securities gains, net                              19           5           37         161
  Other operating income                          1,523       1,348        3,511       2,194
                                               --------     -------      -------     -------
      Total noninterest income                    3,103       2,755        6,606       4,838
                                               --------     -------      -------     -------

Noninterest expense:
  Salaries and employee benefits                  6,040       5,576       12,009      11,052
  Net occupancy and equipment expense             1,477       1,653        2,947       3,039
  Other operating expenses                        3,070       4,755        6,316       7,540
                                               --------     -------      -------     -------
      Total noninterest expense                  10,587      11,984       21,272      21,631
                                               --------     -------      -------     -------

      Income(loss) before income taxes            5,496      (1,052)      10,899       3,077

Income tax expense (benefit)                      1,866        (984)       3,739         279
                                               --------     -------      -------     -------

      Net income (loss)                        $  3,630         (68)       7,160       2,798
                                               ========     =======      =======     =======

Net income (loss) per share:
  Basic                                        $   0.33       (0.01)        0.66        0.26
                                               ========     =======      =======     =======
  Diluted                                      $   0.33       (0.01)        0.64        0.25
                                               ========     =======      =======     =======

Cash dividends declared per share              $0.10875     0.10375      0.21625     0.20625
                                               ========     =======      =======     =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                            Six months ended June 30,
                                                                              1998             1997
                                                                       ---------------------------------
                                                                              (amounts in thousands)
Net cash provided by operating activities                                   $ 11,712            10,082
                                                                            --------           -------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                 37             2,270
  Principal collections and maturities of investment securities:
      Available for sale                                                      38,202            17,185
      Held to maturity                                                         8,029             3,478
  Proceeds from maturities of interest-earning deposits                       94,797            10,679
  Purchases of investment securities held to maturity                           (200)           (1,785)
  Purchases of investment securities available for sale                      (16,431)          (29,084)
  Investment in interest-earning deposits                                    (80,274)          (26,643)
  Net increase in loans                                                      (31,077)          (23,935)
  Proceeds from sales of real estate acquired through foreclosure                390               482
  Purchases of premises and equipment                                         (1,151)           (1,271)
  Proceeds from sale of premises and equipment                                   224               860
                                                                            --------           -------
      Net cash provided by (used in) investing activities                     12,546           (47,764)
                                                                            --------           -------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                        (21,656)           10,923
  Net decrease in federal funds purchased                                       (160)           (1,000)
  Net decrease in other short-term borrowings                                 (1,050)                -
  Proceeds from issuance of long-term debt                                     1,500             2,011
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                             (3,552)           (2,065)
  Dividends paid to shareholders                                              (2,366)           (1,582)
  Proceeds from issuance of common stock                                         699                75
                                                                            --------           -------
      Net cash provided by (used in) financing activities                    (26,585)            8,362
                                                                            --------           -------

      Net decrease in cash and cash equivalents                               (2,327)          (29,320)

Cash and cash equivalents at beginning of period                              77,016           112,594
                                                                            --------           -------

Cash and cash equivalents at end of period                                  $ 74,689            83,274
                                                                            ========           =======

Supplemental disclosure of cash paid during the period for:
    Interest                                                                $ 20,025            20,353
                                                                            ========           =======
    Income taxes                                                            $  2,034             2,391
                                                                            ========           =======

Supplemental schedule of noncash investing and financing
  activities:
    Real estate acquired through foreclosure                                $  4,467             1,153
                                                                            ========           =======
    Real estate sold and financed by the Company                            $    984               980
                                                                            ========           =======
    Net reduction in guaranteed ESOP loan recorded in
      shareholders' equity                                                  $     -                 86
                                                                            ========           =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation
    ---------------------

The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Parent Company") and its wholly owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank ("GFB"), First National Bank of Union County ("FNBUC"), Fannin County Bank, N.A. ("FCB"), Gwinnett National Bank ("GNB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL"), Bank of Danielsville ("DAN"), First South Bank, National Association ("FSB") and AmeriBank, National Association ("AMB"), (collectively "the Company").

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

Total comprehensive income for the six months ended June 30, 1998 was $7,318,000 compared to $2,665,000 for the six months ended June 30, 1997. Total comprehensive income for the three months ended June 30, 1998 was $3,589,000 compared to $412,000 for the three months ended June 30, 1997.

(4)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 30, 1998, the Company renewed a $1,500,000 revolving line of credit with a bank which is payable on demand and matures on January 30, 1999. The line of credit accrues interest at the Prime Lending Rate minus one percent (1%), as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of one of the Company's subsidiaries. As of June 30, 1998, there were no advances under this line of credit.

Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries made payments of $3,075,524 related to advances under these lines in the first six months of 1998 making the total advances under these lines approximately $4.8 million. One subsidiary has a balance outstanding of $0.8 million which matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly. Another subsidiary has drawn $4.0 million with $2.0 million maturing on December 28, 1998 and $2.0 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)




(5)  Pending Acquisition/Sale
     ------------------------

On July 9, 1998, the Company and Independent Bancorp, Inc., with assets of approximately $92 million, signed a letter of intent to merge their two respective bank holding companies. Under the proposed merger, Independent Bancorp shareholders will receive 3.2411 shares of Century South stock for each share of Independent Bancorp stock. The merger is subject to regulatory and shareholder approval.

On July 10, 1998, the Company entered into a definitive agreement for its affiliate bank, First National Bank of Union County in Blairsville, Georgia, to be acquired by Appalachian Bancshares, Inc. in Ellijay, Georgia. The transaction should close not later than December 31, 1998.

(6) New Accounting Pronouncements
    -----------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS 133 will have a significant impact on the financial statements upon adoption.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



                                 GENERAL
                                 -------

The following is a discussion of the Company's financial condition at June 30, 1998, compared to December 31, 1997, and results of operations for the three and six month periods ended June 30, 1998, compared to the three and six month periods ended June 30, 1997. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.



                                 FINANCIAL CONDITION
                                 -------------------

During the first six months of 1998, total assets decreased $19.4 million or approximately 1.8%, primarily due to a decline in deposits of $21.7 million. However, net loans grew $26.6 million or 3.6% during the first six months of 1998 and were funded by a decrease in investment securities of $29.3 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at June 30, 1998 were as follows:


                                                           Gross          Gross
                                          Amortized     Unrealized      Unrealized      Estimated
(amounts in thousands)                      cost           gains          Losses        fair value
---------------------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury and U.S.
     Government agencies                  $ 76,232            701            (27)          76,906
   State, county and
     municipal securities                    8,476            232            (11)           8,697
   Mortgage-backed securities               17,585            192            (11)          17,766
   Other debt securities                     7,240             47            (62)           7,225
   Equity securities                         6,053            395             (3)           6,445
                                   --------------------------------------------------------------
                                          $115,586          1,567           (114)         117,039
                                   --------------------------------------------------------------

 Held to maturity:
   U.S. Government agencies               $  3,901             42             (2)           3,941
   State, county and
     municipal securities                   25,479            795             (9)          26,265
   Mortgage-backed securities                1,154             20             (2)           1,172
   Other debt securities                     1,942             64              -            2,006
                                   --------------------------------------------------------------
                                          $ 32,476            921            (13)          33,384
                                   --------------------------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Balances within the major deposit categories as of June 30, 1998 and December 31, 1997 are shown below:

                                                                      (amounts in millions)

                                                                    June 30,            December 31,
                                                                      1998                  1997
                                                              -------------------    ----------------
 Noninterest-bearing demand deposits                                  $134.7               129.4
 Interest-bearing demand deposits                                      147.6               157.3
 Money market accounts                                                 119.8               104.7
 Savings deposits                                                       55.8                64.2
 Certificates of deposit and
   individual retirement accounts
   of $100,000 or more                                                 127.6               130.4
 Other individual retirement accounts                                   51.0                52.8
 Other certificates of deposit                                         302.2               321.5
                                                                      ------               -----
                                                                      $938.7               960.3
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At June 30, 1998, the Company's cash and due from banks was $43.9 million, its federal funds sold were $30.8 million, its interest-earning deposits in other banks were $17.9 million, and its investment securities designated as available for sale were $117.0 million. All of the above could be converted to cash on relatively short notice.

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

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 1998.

                                0-90 days      91-365 days         1-5 years          Over 5 years
                                 Current  Current  Cumulative Current  Cumulative  Current Cumulative
                               -------------------------------------------------------------------------
                                                      (amounts in thousands)
Interest-sensitive assets       $376,117    185,322   561,439    359,684  921,123    63,497  984,620

Interest-sensitive
  liabilities                    431,338    271,886   703,224    105,205  808,429       831  809,260
                                --------    -------   -------    -------  -------    ------  -------

Interest-sensitivity gap        $(55,221)   (86,564) (141,785)   254,479  112,694    62,666  175,360
                                ========    =======   =======    =======  =======    ======  =======

Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities           0.87       0.68      0.80       3.42     1.14     76.41     1.22
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net interest income for the three months ended June 30, 1998 increased $1,089,000 or 8.79% over the same period of 1997. For the six months ended June 30, 1998, net interest income was $26,574,000 representing an increase of $1,827,000 or 7.38% as compared to the six months ended June 30, 1997. The average yield earned on interest-earning assets, on a tax equivalent basis, increased to 9.55% for the six months ended June 30, 1998 from 9.43% for the six months ended June 30, 1997 and the average rate paid on interest-bearing liabilities decreased to 4.86% for the six months ended June 30, 1998 from 4.92% for the six months ended June 30, 1997. The Company's interest rate differential increased to 4.69% from 4.51% and its net interest margin (net interest income divided by average interest-earning assets) increased to 5.53% for the first six months of 1998 from 5.27% for the same period of 1997.

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

The allowance for loan losses approximated 1.60% of outstanding loans at June 30, 1998 as compared to 1.63% at December 31, 1997 and 1.99% at June 30, 1997.
The allowance increased to $12,577,000 at June 30, 1998 from $12,339,000 at December 31, 1997 and $14,350,000 at June 30, 1997. The provision for loan losses decreased to $1,009,000 for the six months ended June 30, 1998 from $4,877,000 for the six months ended June 30, 1997. This decrease in the provision for loan losses was primarily due to the recording of additional provisions in the second quarter of 1997 of approximately $3,900,000 resulting from an in depth study of the loan portfolios at two subsidiary banks where recent management changes had occurred and a revision of the estimation process used by the Company. Net loan charge offs for the six months ended June 30, 1998 were $770,000 as compared to $941,000 for the six months ended June 30, 1997. Net loans charged off as a percentage of average loans was 0.20% for the six months ended June 30, 1998 as compared to 0.27% for the six months ended June 30, 1997.

The table on the following page summarizes the changes in the allowance for loan losses for the six months ended June 30, 1998 and the year ended December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                                         June 30,              December 31,
                                            1998                      1997
                                         ---------------------------------
Allowance for loan losses at
  beginning of year                        $12,339                 10,414

Loans charged off                            1,137                  3,744

Recoveries on loans previously
  charged off                                  367                    468
                                           -------                 ------
Net loans charged off                          770                  3,276

Provision for loan losses
  charged to income                          1,009                  5,201
                                           -------                 ------
Allowance for loan losses at
  end of period                            $12,577                 12,339
                                           =======                 ======

Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through June 30, 1998. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table on the following page provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at June 30, 1998 and December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                         June 30,         December 31,
                                                           1998               1997
                                       (amounts in thousands, except ratios and percentages)

Nonperforming loans                                        $3,762            4,595

Real estate acquired through
  foreclosure and other repossessed
  assets                                                    4,881            2,347
                                                           ------            -----
Nonperforming assets                                       $8,643            6,942
                                                           ======            =====
Underperforming loans                                      $  979            2,535
                                                           ======            =====

Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                                   0.48%            0.61%
                                                           ======            =====
  Nonperforming assets to total loans,
    net of unearned income,real estate
    acquired through foreclosure, and
    other repossessed assets                                 1.09%            0.91%
                                                           ======            =====
  Allowance for loan losses to
    nonperforming loans                                      3.34x            2.69x
                                                           ======            =====
  Allowance for loan losses to total
    loans, net of unearned income                            1.60%            1.63%
                                                           ======            =====
  Underperforming loans to total loans,
    net of unearned income                                   0.12%            0.33%

  Nonperforming loans to total assets                        0.35%            0.42%
                                                           ======            =====
  Nonperforming assets to total assets                       0.81%            0.64%
                                                           ======            =====


The Company experienced an increase in nonperforming assets primarily due to the abandonment of branches at two of the subsidiaries in the amount of $1,405,000.

The Company's management provides for loan losses through a charge to earnings to bring the allowance to a level which in management's judgement is considered adequate to absorb potential losses inherent in the loan portfolio. A substantial portion of the allowance is general in nature and is available for the portfolio in its entirety.


Noninterest Income
------------------

Noninterest income for the second quarter of 1998 increased $348,000 or 12.6% as compared to the same period of 1997. This increase was primarily due to an increase in service charges on deposit accounts of $159,000, an increase in net securities gains (losses) of $14,000, and an increase in mortgage loan origination fees of $350,000. This increase was partially offset by a decrease in credit card fees of $117,000. For the first six months of 1998, noninterest income increased $1,768,000 or 36.5%. This increase was primarily due to an increase in service charges on deposit accounts of $575,000, an increase in mortgage loan origination fees of $601,000, and a gain on the sale of a branch of one of the subsidiaries in the first quarter of 1998 of $849,000. This increase was partially offset by a decrease in net securities gains (losses) of $124,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Noninterest Expense
-------------------

The $1,397,000 or 11.7% decrease in noninterest expense for the second quarter of 1998 as compared to the second quarter of 1997 was primarily due to a decrease in net occupancy and equipment expense of $176,000, a decrease in credit card expenses of $112,000, and a decrease in net foreclosed asset related expenses of $449,000. The first six months of 1998 as compared to the same period of 1997 resulted in a decrease of $359,000 or 1.7%. This decrease was primarily due to a decrease in net foreclosed asset related expenses of $456,000 and a decrease in credit card expenses of $204,000. Decreases were also noted in advertising and marketing expense, ATM related expenses, and fees associated with the merger of CSBI and BCG of $85,000, $62,000, and $67,000 respectively. This decrease was offset by an increase in salary and benefit expense of $957,000 mainly due to an increase in the number of employees.

Income Tax Expense
------------------

The second quarter 1998 income tax expense was approximately $1,866,000, or an effective rate of 34.0%, as compared to an income tax benefit of approximately $984,000 for the second quarter 1997, or an effective rate of 93.5%. During the first six months of 1998 income tax expense was approximately $3,739,000, or an effective rate of 34.3%, compared to approximately $279,000, or an effective rate of 9.1% for the same period in 1997. The experienced increase is primarily attributable to the special charges taken in the second quarter of 1997.

Net Income
----------

The Company's second quarter 1998 net earnings were $0.33 per diluted share or $3,630,000 as compared to a net loss of $0.01 per diluted share or $68,000 for the second quarter of 1997, representing an increase of 3400.0%. Earnings for the six months ended June 30, 1998 were $7,160,000 up 155.9% from $2,798,000 for the comparable period in 1997. Earnings per share for the six months ended June 30, 1998 were $0.64 per diluted share as compared to $0.25 per diluted share for the corresponding period ended June 30, 1997. These increases in net income are a result of special charges recorded in the second quarter of 1997 of approximately $4,450,000. The special charges consisted of additions to the loan loss provision as previously discussed, write-offs of equipment that was determined to be obsolete, and buyouts of various vendor contracts and leases.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the six months ended June 30, 1998 was 12.92% (annualized) as compared to 5.44% (annualized) for the six months ended June 30, 1997. The Company's return on average assets was 1.36% (annualized) and 0.54% (annualized) for the six month periods ended June 30, 1998 and 1997, respectively. These ratios reflect the special charges taken in the second quarter of 1997.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of June 30, 1998 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:




                                                                For
                                                              Capital
                                  Actual                 Adequacy Purposes
                         -------------------------------------------------------
                           Amount        Ratio          Amount        Ratio
                         -------------------------------------------------------
As of June 30, 1998:
Total Capital (to Risk
 Weighted Assets):        $116,596       15.3%  >       $60,851  >    8.0%
                                                -                -
Tier 1 Capital (to Risk
 Weighted Assets):        $107,064       14.1%  >       $30,425  >    4.0%
                                                -                -
Tier 1 Capital (to
 Average Assets):         $107,064       10.1%  >       $42,356  >    4.0%
                                                -                -

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.53% and its ratio of shareholders' equity to assets of 10.74% at June 30, 1998.

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

Year 2000
---------

The Year 2000 issue refers generally to the data structure problem that will prevent systems from properly recognizing dates after the year 1999. For example, computer programs and various types of electronic equipment that process date information by reference to two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the year 2000. The Year 2000 problem may occur in computer software programs, computer hardware systems and any device that relies on a computer chip if that chip relies on date information. Even if the systems that process date-sensitive data are Year 2000 compliant, a Year 2000 problem may exist to the extent that the data that such systems process is not. In addition to evaluating the Year 2000 issues relative to its own systems, companies must also assess the ability of the third parties upon which they rely to function on January 1, 2000 and thereafter.

The Company has appointed a Year 2000 committee with a full time Year 2000 coordinator to conduct a comprehensive review of its operational and financial systems to determine how the year 2000 will impact operation of these systems. The committee has developed a plan to identify all critical systems and developed solutions for all systems that are found to not be Year 2000 compliant. To date, confirmations have been received from the Company's primary processing vendors and counterparties that plans have been developed to address processing transactions in the year 2000. In addition, comprehensive testing plans have been developed to ensure all critical applications will process normally in the year 2000. The Company has also developed a comprehensive plan based upon each bank's unique circumstances and environment to ensure its ability to continue functioning after January 1, 2000. Customer awareness and preparedness is also a priority. Loan relationships which could be materially affected by the year 2000 issue are being identified and monitored. An employee and customer awareness campaign is scheduled to begin September 1, 1998.

Based upon the preliminary study, the Company expects to spend approximately $1,000,000 from 1998 through 1999 to modify its computer information systems. This estimate includes approximately $500,000 of costs that will be recorded as capital expenditures and amortized. Project plans, precluding any unforeseen delays, call for all critical issues to be identified and the needed changes implemented and tested before December 31, 1998. This will allow a full year of final testing before the century date change.

There can be no assurance that the Company's systems nor the systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999 or that failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.

                         ITEM 3  MARKET RISK DISCLOSURE

The information called for concerning market risk of the Company is not included as there have not been any significant changes in the market rate table as shown in the Company's 1997 Annual Report filed on Form 10-K.

                          PART II.  OTHER INFORMATION


Item 4.  Matters Submitted to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 13, 1998, the following directors were elected to hold office for the coming year: William H. Anderson, II, James R. Balkcom, Jr., William L. Chandler, Joseph W. Evans, James A. Faulkner, Thomas T. Folger, Jr., Quill O. Healey, J. Russell Ivie, Frank C. Jones, John B. McKibbon, III, and E. Paul Stringer.


Item 6.  Exhibits and Report on Form 8-K

       (a)  Exhibits
            The following exhibits are attached:
            Exhibit 11 Computation of Per Share Earnings
            Exhibit 20 Shareholders' Report
            Exhibit 27.1 Financial Data Schedule as of and for the six
             months ended June 30, 1998
            Exhibit 27.2 Restated Financial Data Schedule as of and for
             the six months ended June 30, 1997

       (b) There were no reports filed on Form 8-K for the quarter ended June 30, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Century South Banks, Inc.


DATE:  August 14, 1998                   By: /s/ James A. Faulkner
      ----------------                      --------------------------
                                            James A. Faulkner
                                            Vice Chairman and Chief
                                            Executive Officer


DATE:  August 14, 1998                   By: /s/ Susan J. Anderson
      ----------------                      --------------------------
                                            Susan J. Anderson
                                            Senior Vice President and
                                            Corporate Controller