Form 10-Q
period 1998-09-30
CENTURY SOUTH BANKS INC
filed 1998-11-10
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 1998
                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to _________________________

Commission File Number: 2-75364
                        -------

                           Century South Banks, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                               58-1455591
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

60 Main Street West, P O Box 1000, Dahlonega, Georgia                    30533
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (706) 864-1111
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                          OUTSTANDING AS OF OCTOBER 31, 1998
-------------------------------------------------------------------------------
Common stock, $1.00 par value                             11,029,327

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                 Page No.
                                                                 --------


Part I.   Financial Information
          ---------------------
      Item 1. Financial Statements
              Consolidated Balance Sheets                           3
              Consolidated Statements of Income                     4
              Condensed Consolidated Statements of Cash Flows       5
              Notes to Consolidated Financial Statements            6
      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 9
      Item 3. Market Risk Disclosure                               18

Part II.  Other Information
          -----------------
      Item 6. Exhibits and Reports on Form 8-K                     18

Signatures                                                         19

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                      September 30,            December 31,
                                                                                         1998                     1997
                                                                                    -----------------------------------------
                                                                                           (amounts in thousands,
                                                                                            except share data)

Assets
------
Cash and due from banks                                                             $   37,640                 43,146
Federal funds sold                                                                      38,670                 33,870
Interest-earning deposits in other banks                                                11,269                 32,465
Investment securities:
  Available for sale                                                                   105,301                138,592
  Held to maturity (fair value: September
    30, 1998 - $31,127 and December 31,
    1997 - $41,153)                                                                     29,920                 40,212

Loans, net of unearned income                                                          802,009                758,731
  Less allowance for loan losses                                                        12,743                 12,339
                                                                                    ----------              ---------
    Loans, net                                                                         789,266                746,392
                                                                                    ----------              ---------
Premises and equipment, net                                                             25,265                 26,849
Goodwill and other intangibles, net                                                      6,521                  7,284
Other assets                                                                            20,779                 19,558
                                                                                    ----------              ---------
      Total assets                                                                  $1,064,631              1,088,368
                                                                                    ==========              =========

Liabilities and Shareholders' Equity
-----------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                             $  125,350                129,418
    Interest-bearing deposits                                                          806,849                830,918
                                                                                    ----------              ---------
      Total deposits                                                                   932,199                960,336

  Federal funds purchased                                                                   10                    160
  Other short-term borrowings                                                              150                  1,500
  Federal Home Loan Bank advances                                                        4,806                  6,881
  Long-term debt                                                                            36                     39
  Accrued expenses and other liabilities                                                 9,819                 10,314
                                                                                    ----------              ---------
      Total liabilities                                                                947,020                979,230
                                                                                    ----------              ---------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 and 15,000,000 shares at
    September 30, 1998 and December 31, 1997,
    respectively: issued 11,087,226 and
    10,924,699 shares at September 30,1998 and
    December 31, 1997, respectively; and
    outstanding 11,028,327 and 10,865,800
    shares at September 30, 1998 and December
    31, 1997, respectively                                                              11,087                 10,925
  Additional paid-in capital                                                            34,944                 34,282
  Retained earnings                                                                     70,769                 63,566
  Common stock in treasury (58,899 shares),
    at cost                                                                               (306)                  (306)
  Accumulated other comprehensive income                                                 1,117                    671
                                                                                    ----------              ---------
      Total shareholders' equity                                                       117,611                109,138
                                                                                    ----------              ---------
      Total liabilities and shareholders' equity                                    $1,064,631              1,088,368
                                                                                    ==========              =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                        Three months ended                Nine months ended
                                                                          September 30,                     September 30,
                                                                      1998              1997             1998            1997
                                                              --------------------------------------------------------------------
                                                                              (amounts in thousands, except
                                                                                     per share data)
Interest income:
  Loans, including fees                                              $ 20,377          19,171           60,002          56,041
  Federal funds sold                                                      492             503            1,641           1,508
  Interest on deposits in other banks                                     199             130              615             663
  Investment securities:
    Taxable                                                             1,693           2,491            5,663           7,514
    Nontaxable                                                            458             578            1,435           1,787
                                                                     --------         -------          -------         -------
      Total interest income                                            23,219          22,873           69,356          67,513
                                                                     --------         -------          -------         -------

Interest expense:
  Deposits                                                              9,621           9,907           28,994          29,467
  Federal funds purchased                                                  10              10               21              25
  Federal Home Loan Bank advances                                          74             112              218             323
  Long-term debt and other borrowings                                       8              10               43             117
                                                                     --------         -------          -------         -------
      Total interest expense                                            9,713          10,039           29,276          29,932
                                                                     --------         -------          -------         -------

      Net interest income                                              13,506          12,834           40,080          37,581

Provision for loan losses                                                 463             115            1,472           4,992
                                                                     --------         -------          -------         -------

      Net interest income after
        provision for loan losses                                      13,043          12,719           38,608          32,589
                                                                     --------         -------          -------         -------
Noninterest income:
  Service charges on deposit accounts                                   1,485           1,794            4,543           4,277
  Securities gains (losses), net                                          252            (143)             289              18
  Other operating income                                                1,253           1,192            4,764           3,386
                                                                     --------         -------          -------         -------
      Total noninterest income                                          2,990           2,843            9,596           7,681
                                                                     --------         -------          -------         -------
Noninterest expense:
  Salaries and employee benefits                                        6,012           5,450           18,021          16,502
  Net occupancy and equipment expense                                   1,500           1,710            4,447           4,749
  Other operating expenses                                              2,986           2,905            9,302          10,445
                                                                     --------         -------          -------         -------
      Total noninterest expense                                        10,498          10,065           31,770          31,696
                                                                     --------         -------          -------         -------

      Income before income taxes                                        5,535           5,497           16,434           8,574

Income tax expense                                                      1,913           1,991            5,652           2,270
                                                                     --------         -------          -------         -------
      Net income                                                     $  3,622           3,506           10,782           6,304
                                                                     ========         =======          =======         =======

Net income per share:
  Basic                                                              $   0.33            0.32             0.98            0.58
                                                                     ========         =======          =======         =======
  Diluted                                                            $   0.32            0.32             0.97            0.57
                                                                     ========         =======          =======         =======

Cash dividends declared per share                                    $0.11000         0.10500          0.32625         0.31125
                                                                     ========         =======          =======         =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                          Nine months ended
                                                                                                             September 30,
                                                                                                        1998               1997
                                                                                                      -----------------------------
                                                                                                        (amounts in thousands)

Net cash provided by operating activities                                                               $  15,762           15,760
                                                                                                        ---------          -------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                                             338            2,272
  Principal collections and maturities of investment securities:
      Available for sale                                                                                   53,155           28,330
      Held to maturity                                                                                     10,601            4,363
  Proceeds from maturities of interest-earning deposits                                                   148,417           29,654
  Purchases of investment securities held to maturity                                                        (200)          (1,785)
  Purchases of investment securities available for sale                                                   (19,223)         (34,191)
  Investment in interest-earning deposits                                                                (127,221)         (11,167)
  Net increase in loans                                                                                   (47,630)         (36,739)
  Proceeds from sales of real estate acquired through foreclosure                                           1,559              832
  Purchases of premises and equipment                                                                      (2,156)          (1,840)
  Proceeds from sale of premises and equipment                                                                301              860
                                                                                                        ---------          -------
      Net cash provided by (used in) investing activities                                                  17,941          (19,411)
                                                                                                        ---------          -------

Cash flows from financing activities:
  Net decrease in deposits                                                                                (28,137)          (7,752)
  Net increase (decrease) in federal funds purchased                                                         (150)           1,510
  Net decrease in other short-term borrowings                                                              (1,350)               -
  Proceeds from issuance of long-term debt                                                                  1,500            4,010
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                                                          (3,578)          (4,150)
  Dividends paid to shareholders                                                                           (3,518)          (2,388)
  Proceeds from issuance of common stock                                                                      824               75
                                                                                                        ---------          -------
      Net cash used in financing activities                                                               (34,409)          (8,695)
                                                                                                        ---------          -------

      Net decrease in cash and cash equivalents                                                              (706)         (12,346)

Cash and cash equivalents at beginning of period                                                           77,016           93,942
                                                                                                        ---------          -------

Cash and cash equivalents at end of period                                                              $  76,310           81,596
                                                                                                        =========          =======

Supplemental disclosure of cash paid during the period for:
    Interest                                                                                            $  29,850           29,953
                                                                                                        =========          =======
    Income taxes                                                                                        $   2,042            3,879
                                                                                                        =========          =======

Supplemental schedule of noncash investing and financing
  Activities:
    Real estate acquired through foreclosure                                                            $   4,970            1,702
                                                                                                        =========          =======
    Real estate sold and financed by the Company                                                        $   1,223            1,517
                                                                                                        =========          =======
    Net reduction in guaranteed ESOP loan recorded in
      shareholders' equity                                                                              $     -                137
                                                                                                        =========          =======

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

Total comprehensive income for the nine months ended September 30, 1998 was $11,228,000 compared to $6,564,000 for the nine months ended September 30, 1997. Total comprehensive income for the three months ended September 30, 1998 was $3,910,000 compared to $3,899,000 for the three months ended September 30, 1997.


(4)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 30, 1998, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on January 30, 1999. The line of credit accrues interest at the Prime Lending Rate minus one percent (1%), as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of September 30, 1998, there were no advances under this line of credit.

Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. One of these subsidiaries made payments of $2,075,525 related to advances under these lines in the first nine months of 1998 making the total advances under these lines approximately $4.8 million. One subsidiary has a balance outstanding of $0.8 million which matures on September 1, 2006 and bears interest at the rate of 7.74% with principal and interest due monthly. Another subsidiary has drawn $4.0 million with $2.0 million maturing on December 28, 1998 and $2.0 million maturing on January 13, 1999 with interest, payable monthly, based on the current LIBOR rate. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

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

In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65" (SFAS 134). SFAS 134 is effective for the first quarter beginning after December 15, 1998. The Company does not believe the provisions of SFAS 134 will have a significant impact on the financial statements upon adoption.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at September 30, 1998, compared to December 31, 1997, and results of operations for the three and nine month periods ended September 30, 1998, compared to the three and nine month periods ended September 30, 1997. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.


                              FINANCIAL CONDITION
                              -------------------

During the first nine months of 1998, total assets decreased $23.7 million or approximately 2.2%, primarily due to a decline in deposits of $28.1 million. However, net loans grew $42.9 million or 5.7% during the first nine months of 1998 and were funded by maturities of investment securities of $43.6 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at September 30, 1998 were as follows:


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
     Government agencies                            $ 64,127   1,175           -       65,302
   State, county and
     municipal securities                              9,775     281          (2)      10,054
   Mortgage-backed securities                         15,467     225          (1)      15,691
   Other debt securities                               6,831      68         (87)       6,812
   Equity securities                                   7,195     257         (10)       7,442
                                                    ---------------------------------------------
                                                    $103,395   2,006        (100)     105,301
                                                    ---------------------------------------------

 Held to maturity:
   U.S. Government agencies                         $  2,713      34          (1)       2,746
   State, county and
     municipal securities                             24,488   1,082           -       25,570
   Mortgage-backed securities                            774      18          (1)         791
   Other debt securities                               1,945      75           -        2,020
                                                    ---------------------------------------------
                                                    $ 29,920   1,209          (2)      31,127
                                                    ---------------------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Balances within the major deposit categories as of September 30, 1998 and December 31, 1997 are shown below:

                                                                                       September 30,             December 31,
                                                                                            1998                   1997
                                                                                       -------------             ------------
 Noninterest-bearing demand deposits                                                      $125.4                     129.4
 Interest-bearing demand deposits                                                          140.8                     157.3
 Money market accounts                                                                     127.9                     104.7
 Savings deposits                                                                           56.7                      64.2
 Certificates of deposit and
   individual retirement accounts
   of $100,000 or more                                                                     128.2                     130.4
 Other individual retirement accounts                                                       51.2                      52.8
 Other certificates of deposit                                                             302.0                     321.5
                                                                                          ------                     -----
                                                                                          $932.2                     960.3
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At September 30, 1998, the Company's cash and due from banks was $37.6 million, its federal funds sold were $38.7 million, its interest-earning deposits in other banks were $11.3 million, and its investment securities designated as available for sale were $105.3 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $47.2 million, in addition to credit which is available in the form of Federal Home Loan Bank advances.

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

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 1998.


                                 0-90 days       91-365 days            1-5 years             over 5 years
                                  Current   Current   Cumulative   Current   Cumulative   Current  Cumulative
                               ----------------------------------------------------------------------------------
                                                    (amounts in thousands)

Interest-sensitive assets         $359,760   196,457    556,217    358,730    914,947   72,222     987,169

Interest-sensitive
  liabilities                      431,179   273,585    704,764    106,281    811,045      806     811,851
                                  --------   -------    -------    -------    -------   ------     -------

Interest-sensitivity gap          $(71,419)  (77,128)  (148,547)   252,449    103,902   71,416     175,318
                                  ========   =======   ========    =======    =======   ======     =======

Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities             0.83      0.72       0.79       3.38       1.13    89.61        1.22
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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Net interest income for the three months ended September 30, 1998 increased $672,000 or 5.24% over the same period of 1997. For the nine months ended September 30, 1998, net interest income was $40,080,000 representing an increase of $2,499,000 or 6.65% as compared to the nine months ended September 30, 1997. The average yield earned on interest-earning assets, on a tax equivalent basis, increased to 9.51% for the nine months ended September 30, 1998 from 9.44% for the nine months ended September 30, 1997 and the average rate paid on interest-bearing liabilities decreased to 4.83% for the nine months ended September 30, 1998 from 4.91% for the nine months ended September 30, 1997. The Company's interest rate differential increased to 4.68% from 4.53% and its net interest margin (net interest income divided by average interest-earning assets) increased to 5.53% for the first nine months of 1998 from 5.29% for the same period of 1997.

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

The allowance for loan losses approximated 1.59% of outstanding loans at September 30, 1998 as compared to 1.63% at December 31, 1997 and 1.75% at September 30, 1997. The allowance increased to $12,743,000 at September 30, 1998 from $12,339,000 at December 31, 1997 and decreased from $12,838,000 at September 30, 1997. The provision for loan losses decreased to $1,472,000 for the nine months ended September 30, 1998 from $4,992,000 for the nine months ended September 30, 1997. This decrease in the provision for loan losses was primarily due to the recording of additional provisions in the second quarter of 1997 of approximately $3,900,000 resulting from an in depth study of the loan portfolios at two subsidiary banks where recent management changes had occurred and a revision of the estimation process used by the Company. Net loan charge offs for the nine months ended September 30, 1998 were $1,068,000 as compared to $2,568,000 for the nine months ended September 30, 1997. Net loans charged off as a percentage of average loans was 0.18% for the nine months ended September 30, 1998 as compared to 0.48% for the nine months ended September 30, 1997.

The table on the following page summarizes the changes in the allowance for loan losses for the nine months ended September 30, 1998 and the year ended December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


                                    September 30,   December 31,
                                        1998            1997
                                    -------------   ------------

Allowance for loan losses at
  beginning of year                     $12,339        10,414

Loans charged off                         1,518         3,744

Recoveries on loans previously
  charged off                               450           468
                                        -------        ------

  Net loans charged off                   1,068         3,276

Provision for loan losses
  charged to income                       1,472         5,201
                                        -------        ------

Allowance for loan losses at
  end of period                         $12,743        12,339
                                        =======        ======


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through September 30, 1998. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities which are in default, and other repossessed assets. Underperforming loans consist of loans which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table on the following page provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at September 30, 1998 and December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

                                          September 30,         December 31,
                                              1998                  1997
                           (amounts in thousands, except ratios and percentages)

Nonperforming loans                          $ 5,539               4,595

Real estate acquired through
  foreclosure and other repossessed
  assets                                       4,743               2,347
                                             -------               -----

Nonperforming assets                         $10,282               6,942
                                             =======               =====

Underperforming loans                        $ 1,587               2,535
                                             =======               =====

Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                      0.69%               0.61%
                                             =======               =====

  Nonperforming assets to total loans,
    net of unearned income,real estate
    acquired through foreclosure, and
    other repossessed assets                    1.27%               0.91%
                                             =======               =====

  Allowance for loan losses to
    Nonperforming loans                         2.30%               2.69%
                                             =======               =====

  Allowance for loan losses to total
    loans, net of unearned income               1.59%               1.63%
                                             =======               =====


  Underperforming loans to total loans,
    net of unearned income                      0.20%               0.33%
                                             =======               =====


  Nonperforming loans to total assets           0.52%               0.42%
                                             =======               =====

  Nonperforming assets to total assets          0.97%               0.64%
                                             =======               =====

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


Noninterest Income
------------------

Noninterest income for the third quarter of 1998 increased $147,000 or 5.2% as compared to the same period of 1997. This increase was primarily due to an increase in net securities gains (losses) of $395,000 and an increase in mortgage loan origination fees of $238,000. This increase was partially offset by a decrease in service charges on deposit accounts of $309,000 and a decrease in credit card fees of $132,000. For the first nine months of 1998, noninterest income increased $1,915,000 or 24.9%. This increase was primarily due to an increase in service charges on deposit accounts of $266,000, an increase in net securities gains (losses) of $271,000, an increase in mortgage loan origination fees of $839,000, and a gain on the sale of a branch of one of the subsidiaries in the first quarter of 1998 of $849,000. This increase was partially offset by a decrease in credit card fees of $357,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense
-------------------

The $433,000 or 4.3% increase in noninterest expense for the third quarter of 1998 as compared to the third quarter of 1997 was primarily due to an increase in salary and benefit expense of $562,000. This increase was partially offset by a decrease in net occupancy and equipment expense of $210,000. The first nine months of 1998 as compared to the same period of 1997 resulted in an increase of $74,000 or 0.2%. This increase was primarily due to an increase in salary and benefit expense of $1,519,000 mainly due to increases in cost of living expenses. This increase was offset by decreases in net foreclosed asset related expenses of $287,000, credit card expenses of $330,000 and net occupancy and equipment expenses of $302,000. Decreases were also noted in advertising and marketing expense and ATM related expenses of $157,000 and $144,000, respectively.

Income Tax Expense
------------------

The third quarter 1998 income tax expense was approximately $1,913,000, or an effective rate of 34.6%, as compared to approximately $1,991,000 for the third quarter 1997, or an effective rate of 36.2%. During the first nine months of 1998 income tax expense was approximately $5,652,000, or an effective rate of 34.4%, compared to approximately $2,270,000, or an effective rate of 26.5% for the same period in 1997.

Net Income
----------

The Company's third quarter 1998 net earnings were $0.32 per diluted share or $3,622,000 as compared to $0.32 per diluted share or $3,506,000 for the third quarter of 1997, representing an increase in net earnings of 3.3%. Earnings for the nine months ended September 30, 1998 were $10,782,000 up 71.0% from $6,304,000 for the comparable period in 1997. Earnings per share for the nine months ended September 30, 1998 were $0.97 per diluted share as compared to $0.57 per diluted share for the corresponding period ended September 30, 1997. These increases in net income are a result of special charges recorded in the second quarter of 1997 of approximately $4,450,000. The special charges consisted of additions to the loan loss provision as previously discussed, write-offs of equipment that was determined to be obsolete, and buyouts of various vendor contracts and leases.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the nine months ended September 30, 1998 was 12.75% (annualized) as compared to 8.07% (annualized) for the nine months ended September 30, 1997. The Company's return on average assets was 1.36% (annualized) and 0.81% (annualized) for the nine month periods ended September 30, 1998 and 1997, respectively. These ratios reflect the special charges taken in the second quarter of 1997.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of September 30, 1998 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:


                                                                                                         For
                                                                                                       Capital
                                             Actual                                                Adequacy Purposes
                                    -----------------------------------------------------------------------------------------------
                                       Amount     Ratio                             Amount                                Ratio
                                    -----------------------------------------------------------------------------------------------
As of September 30,1998:
Total Capital (to Risk Weighted
 Assets):                             $119,832    15.5% (greater than or equal to)   $61,774 (greater than or equal to)   8.0%

Tier 1 Capital (to Risk Weighted
 Assets):                             $110,146    14.3% (greater than or equal to)   $30,887 (greater than or equal to)   4.0%


Tier 1 Capital (to Average Assets):   $110,146    10.4% (greater than or equal to)   $42,409 (greater than or equal to)   4.0%





The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.93% and its ratio of shareholders' equity to assets of 11.05% at September 30, 1998.

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

The Company has appointed a Year 2000 committee with a full-time Year 2000 coordinator to conduct a comprehensive review of its operational and financial systems to determine how the year 2000 will impact operation of these systems. The committee has developed a plan to identify all critical systems and developed solutions for all systems that are found to not be Year 2000 compliant. Each Board of Directors of the affiliate banks as well as the Board of Directors of the Company has reviewed the overall project plans for the banks with progress toward completion monitored regularly. To date, confirmations have been received from the Company's primary processing vendors and counterparties that plans have been developed to address processing of transactions in the year 2000. The Company will review all testing results to ensure accuracy and complete preparedness. In addition, comprehensive testing plans have been developed to ensure all critical applications will process normally in the Year 2000. Testing plans have also been developed in coordination with the Company's core processing vendor. Regular communications procedures have been established between the core processing vendor and the Company to ensure testing of all applications are completed and thoroughly reviewed. Customer awareness and preparedness is also a priority. Loan relationships which could be materially affected by the Year 2000 issue are being identified and monitored. An employee and customer awareness campaign began on September 1, 1998 and will be ongoing through the remainder of 1998 and 1999. Contingency plans have been developed to ensure direction in the event a non-compliant system or component is detected. These plans will provide the Company direction in the event an unforeseen circumstance arises due to the year 2000. An unforeseen circumstance can be anything from

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

a vault not opening as planned, a power failure, or a natural disaster. All plans will be finalized, tested and implemented before third quarter 1999.

Based upon the preliminary study, the Company expects to spend approximately $1,000,000 from 1998 through 1999 to modify its computer information systems. The replacement of personal computers and software will be approximately $500,000, which will be recorded as capital expenditures and amortized. The remainder will be expensed as incurred and are not expected to have a material effect on the Company's financial condition or results of operations for 1998 or 1999. The costs of the project have been derived from actual expenditures plus estimated additional expenditures related to Year 2000 that have not yet been incurred. The dates on which the Company anticipates completion of the project along with the costs of the Year 2000 project are based upon management's estimates, which were formulated utilizing assumptions centered on the Year 2000 impact. There are no guarantees that these estimates will be attained, and actual results could differ in reality from those anticipated.

Project plans, precluding any unforeseen delays, call for all critical issues to be identified and the needed changes implemented and tested before December 31, 1998. In the event a primary processing vendor does not meet Year 2000 compliant status by the end of 1998, the Company will move forward with the established contingency plan for that particular vendor and component. There can be no assurance that the Company's systems nor the systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999 or that failure of any such system will not have a material adverse effect on the Company's business, operating results and financial condition.


                        ITEM 3 - MARKET RISK DISCLOSURE

The information called for concerning market risk of the Company is not included as there have not been any significant changes in the market rate table as shown in the Company's 1997 Annual Report filed on Form 10-K.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1 Financial Data Schedule as of and for the nine months ended September 30, 1998
              Exhibit 27.2 Restated Financial Data Schedule as of and for
                the nine months ended September 30, 1997

         (b) There were no reports filed on Form 8-K for the quarter ended September 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Century South Banks, Inc.


DATE: November 10, 1998                         By:   /s/ James A. Faulkner
      -----------------                            --------------------------
                                                   James A. Faulkner
                                                   Vice Chairman and Chief
                                                   Executive Officer


DATE: November 10, 1998                         By:   /s/ Joseph W. Evans
      -----------------                            -------------------------
                                                   Joseph W. Evans
                                                   President, Chief Operating
                                                   Officer and Chief Financial
                                                   Officer