Form 10-K
period 1998-12-31
CENTURY SOUTH BANKS INC
filed 1999-04-01
CIK 357105

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-K

(Mark One)

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or
                                           -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to
     _____________

                        Commission file number  0-26254

                           Century South Banks, Inc.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Georgia                                         58-1455591
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (IRS Employer - Identification
incorporation or organization)                              Number)


60 Main Street West, Dahlonega, Georgia                      30533
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:          (706) 864-1111

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No      .
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

The aggregate market value of the Registrant's common stock (based upon the mean of the closing high and low sales price reported by the Nasdaq Stock Market) held by nonaffiliates as of March 24, 1999 was approximately $200,644,607. For the purposes of this response, directors, executive officers, and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

The Registrant had 10,992,227 shares of its common stock outstanding as of March 24, 1999.

Documents Incorporated by Reference
------------------------------------

Portions of the Company's Proxy Statement for the Company's 1999 Annual Meeting of Shareholders, to be filed subsequent to the filing of this Report, is incorporated by reference into Part III, Items 10, 11, 12, and 13, and Part IV,
Item 14 of this Report, with the exception of information regarding executive officers required under Item 10 of Part III, which information is included in
Part I, Item 1.

                           Century South Banks, Inc.

                                   Form 10-K

                                     Index


                                                                              Page
                                                                              ----
PART I

      Item 1.     BUSINESS..................................................     3
      Item 2.     PROPERTIES................................................     9
      Item 3.     LEGAL PROCEEDINGS.........................................    10
      Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    10


PART II

      Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    SHAREHOLDER MATTERS.....................................    11
      Item 6.     SELECTED FINANCIAL DATA...................................    11
      Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................    12
      Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    26
      Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                    DATA....................................................    28
      Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................    54


PART III

     Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........    54
     Item 11.     EXECUTIVE COMPENSATION....................................    54
     Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT..........................................    54
     Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    54


PART IV

     Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                    REPORTS ON FORM 8-K.....................................    55


SIGNATURES..................................................................    57

                                     PART I
                                     ------



             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
             ------------------------------------------------------

This Report contains forward-looking statements, including, but not limited to, statements regarding, among other items, (i) Century South Banks, Inc.'s (the "Company") plans, intentions or expectations, (ii) general competitive conditions, and (iii) the Company's management information systems. This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward-looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: fluctuations in interest rates, inflation, competition in the geographic business areas in which the Company does business, and development of trends in the general economy; the highly competitive nature of the banking industry; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; and the risk factors listed from time to time in the Company's Registration Statements filed with the Securities and Exchange Commission.


Item 1.    BUSINESS


                            BUSINESS OF THE COMPANY
                            -----------------------

The Company is a $1.05 billion asset multibank holding company which engages through its wholly-owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank ("GFB"), Fannin County Bank, N.A. ("FCB"), Gwinnett National Bank ("GNB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL"), Bank of Danielsville ("DAN"), First South Bank, N.A. ("FSB"), and AmeriBank, N.A. ("AMB") - (collectively the "Banks") in providing a full range of banking services to customers of the Banks. The Company's executive offices are located at 60 Main Street West, Dahlonega, Georgia 30533 and its telephone number is
(706) 864-1111.

The Company was incorporated as a Georgia business corporation in 1981. In the last quarter of 1982, the Company acquired all of the issued and outstanding common stock of BOD, on May 31, 1985, the Company acquired all of the issued and outstanding shares of BOE. The Company acquired all of the issued and outstanding shares of common stock of The First National Bank of Polk County ("FNBPC"), Copperhill, Tennessee, on December 16, 1988 and acquired 95.4% of the issued and outstanding shares of common stock of GFB on September 11, 1989, bringing its ownership of the common stock of GFB to 100%. The Company acquired all of the issued and outstanding shares of First Union Bancorp ("FUB") and its wholly owned banking subsidiary, First National Bank of Union County ("FNBUC"), on April 30, 1990. On November 30, 1998, FNBUC was sold for approximately $6.1 million.

On May 31, 1994, the Company acquired the charter of Martin Bank ("Martin Bank"), Dyersburg, Tennessee. In addition, with regulatory approval, FNBPC relocated its charter to Blue Ridge, Georgia. FNBPC acquired assets of approximately $28 million and assumed deposit liabilities of approximately $43 million of the Blue Ridge, Georgia offices of NationsBank of Georgia, N.A. ("Nations") on May 31, 1994. In conjunction with these transactions, effective May 31, 1994, Martin Bank changed its name to FBPC, Copperhill, Tennessee and FNBPC changed its name to FCB, Blue Ridge, Georgia. In a simultaneous transaction, FBPC acquired assets of approximately $53 million and assumed liabilities of approximately $56 million from FNBPC.

On April 14, 1995, the Company completed the acquisitions of Gwinnett Bancorp, Inc. ("GBI"), a bank holding company located in Duluth, Georgia, and its subsidiary bank GNB, and FCBD, located in Dawsonville, Georgia. These transactions were accounted for as poolings of interests, and accordingly, financial information preceding the dates of acquisition were restated to include the financial position and results of operations of GBI, and its subsidiary GNB, and FCBD.

On December 14, and December 27, 1995, the Company completed the acquisitions of Peoples Bank, located in Lavonia, Georgia, and DAN, located in Danielsville, Georgia, respectively. These transactions were accounted for as poolings of interests, and accordingly, financial information preceding the dates of acquisition were restated to include the financial position and results of operations of PBL and DAN.

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

Because of its ownership of all the issued and outstanding shares of the common stock of the Banks, the Company is a "Bank Holding Company" as that term is defined under the Bank Holding Company Act of 1956 as amended (the "Act"), and under the bank holding company laws of the State of Georgia ("Georgia Code").
As a bank holding company, the Company is subject to the applicable provisions of the Act and the Georgia Act as well as to supervision by the Board of Governors of the Federal Reserve System (the "Board") and the State of Georgia Department of Banking and Finance (the "GDBF"). The Company's primary business as a bank holding company is to manage the business affairs of its banking subsidiaries. The Banks provide a full range of banking services to their customers. BOD, BOE, GFB, FCBD, PBL and DAN were organized under the state banking laws of Georgia and are not members of the Board. FBPC is organized under the state banking laws of Tennessee and is not a member bank of the Board. FCB, GNB, FSB, and AMB were organized under the Federal banking laws of the United States and are member banks of the Board.

                                   DEPOSITS
                                   --------

The Banks offer a full range of interest bearing and non-interest bearing deposit accounts, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market checking accounts, individual retirement accounts, regular statement savings accounts and certificates of deposit. The sources of deposits are residents, businesses and employees of businesses within the Banks' market areas, obtained through the personal solicitation of the Banks' officers and directors, direct mail solicitation and advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Banks have implemented service charge fee schedules competitive with other financial institutions in their market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

                                LOAN PORTFOLIO
                                --------------
The Banks engage in a full complement of lending activities, including real estate, commercial and consumer installment loans. The Banks generally concentrate their lending efforts on real estate mortgage loans. As of December 31, 1998, the Banks' loan portfolio consisted of 74% real estate loans (62% real estate mortgage and 12% real estate construction), 15% commercial loans, and 11% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Banks' control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Banks' real estate portfolio. Of the Banks' target areas of lending activities, commercial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

                                  COMPETITION
                                  -----------

The banking business is highly competitive. Each of the Banks faces strong competition from commercial banks located in each Banks' primary market area. The Banks also compete with other financial services organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. Many of these competing institutions are larger in size and have access to resources with higher lending limits. Further, recent legislation, regulatory changes and competition from unregulated entities have eliminated many traditional distinctions between commercial banks, savings and loan associations and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. It is anticipated that additional competition will continue from new entrants to the Banks' primary market areas.

                                   EMPLOYEES
                                   ---------

As of December 31, 1998, the Company had approximately 547 employees, with approximately 91 employees serving the Company directly. As of December 31, 1998, BOD had 47 employees, BOE had 36 employees, FBPC had 44 employees, GFB had 58 employees, FCB had 28 employees, GNB had 17 employees, FCBD had 25 employees, PBL had 18 employees, DAN had 35 employees, FSB had 90 employees, and AMB had 58 employees. The Company is not a party to any collective bargaining agreement and the Company believes that its relations with its employees are good.

                               EXECUTIVE OFFICERS
                               ------------------

The following table sets forth certain information regarding the Company's executive officers:


Name                                   Age            Position
-------------------------------------  ---  ----------------------------

William H. Anderson, II                 61  Chairman

James A. Faulkner                       54  Vice Chairman and Chief
                                            Executive Officer

J. Russell Ivie                         63  Vice Chairman

Joseph W. Evans                         49  President, Chief Operating
                                            Officer and Chief Financial Officer

Tony E. Collins                         45  Executive Vice President and
                                            Chief Administrative Officer

Stephen W. Doughty                      47  Executive Vice President and
                                            Chief Credit Officer

Sidney J. Wooten                        45  Executive Vice President and
                                            Regional Executive

J. Thomas Wiley, Jr.                    45  Executive Vice President and
                                            Regional Executive

William H. Anderson, II has been Chairman of the Board of the Company since December 16, 1997. Prior to his election, Mr. Anderson had served as BCG's Chairman of the Board since 1980.

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

Joseph W. Evans was elected President, Chief Operating Officer and Chief Financial Officer of the Company on December 16, 1997. Prior to his election, Mr. Evans had served as BCG's President and Chief Executive Officer since 1984.

Tony E. Collins was elected Executive Vice President and Chief Administrative Officer on December 16, 1997. Prior to his election, Mr. Collins had been Senior Vice President of the Company since 1996 and Chief Operations Officer since 1993.

Stephen W. Doughty was elected Executive Vice President and Chief Credit Officer of the Company on December 16, 1997. Prior to his election, Mr. Doughty had served as BCG's Executive Vice President since 1989.

Sidney J. Wooten was elected Executive Vice President and Regional Executive of the Company on December 16, 1997, after joining the Company in September of 1997.

J. Thomas Wiley, Jr. was elected Executive Vice President and Regional Executive of the Company on July 22, 1998. Mr. Wiley also serves as President and Chief Executive Officer of AMB, a position he has held since 1990.

                   SUPERVISION, REGULATION, AND OTHER FACTORS
                   ------------------------------------------

Bank Holding Company Regulations
--------------------------------

Offers and sales of the common stock of the Company are subject to the registration requirements of the Securities Act of 1933, as amended, and the regulations promulgated thereunder which are administered by the Securities and Exchange Commission. Such offers and sales are also subject to the registration requirements of various state securities laws. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

The Company is a registered bank holding company under the Act and the Georgia Code and is regulated under such laws by the Board and by the GDBF, respectively. As a bank holding company, the Company is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also conduct examinations of the Company and each of its subsidiaries. The Board possesses cease-and-desist powers over bank holding companies if their actions represent an unsafe or unsound practice or violation of laws.

The Act also requires every bank holding company to obtain prior approval from the Board before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by the bank holding company. The Board is prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. Under Georgia law, the Company is authorized to acquire ownership or control of additional banks in Georgia, Alabama, Florida, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and the District of Columbia. Acquisition of any additional state chartered banks would require prior approval from the Board, the GDBF, the Federal Deposit Insurance Corporation (the "FDIC"), and the applicable state banking agency of the state in which such bank is located. The acquisition of a national bank would require prior approval from the Board, the Office of the Comptroller of the Currency (the "OCC"), the GDBF, and the FDIC.

The Act and Georgia Code further provide that the Board and the GDBF will not approve any acquisition, merger, or consolidation (i) which would result in a monopoly, (ii) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (iii) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or
(iv) which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

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

FCB, GNB, FSB and AMB are insured national banks chartered under the laws of the United States. All are members of the Board, are subject to the supervision of the OCC and the FDIC, and are regularly examined by the OCC.

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

The guidelines define Tier 1 Capital, Tier II Capital and Total Capital and provide risk-based capital ratios calculated with reference to risk-weighted assets which include both on and off-balance sheet exposures. Tier 1 Capital must represent at least 50% of qualifying total capital and consists of common and qualifying preferred shareholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill. Tier II Capital consists of allowances for loan and lease losses, perpetual preferred stock and related surplus, hybrid capital instruments and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus. Total Capital consists of Tier I Capital plus Tier II Capital less a bank's investment in unconsolidated subsidiaries, reciprocal holdings of banking organizations' capital securities, and other discretionary deductions.

The minimum required ratio for qualifying Total Capital to risk-weighted assets (including grandfathered goodwill) as of December 31, 1998 was 8%, of which 4% was required to be Tier 1 Capital. As of December 31, 1998, the Company's Tier 1 Capital was $113,927,000 or 15.06%, Tier II Capital was $9,718,000 or 16.35%,
and its Total Risk-Based Capital was $123,645,000 determined in accordance with the above regulatory requirements. Accordingly, 92.1% of the Company's qualifying Total Risk-Based Capital was Tier 1 Capital.

Regarding regulation of the Company and the Banks, bills may be introduced in the United States Congress and the Georgia Legislature to alter the structure, regulation and competitive relationships of the nation's financial institutions. As to other adopted legislation, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted to further regulate the banking industry. The principal initial effect of FDICIA is to permit the Bank Insurance Fund (the "BIF") to borrow up to $30 billion from the U.S. Treasury (to be repaid through deposit insurance premiums over 15 years) and to permit the BIF to borrow working capital from the Federal Financing Bank in an amount up to 90% of the value of the assets the FDIC has acquired from failed banks, which, it is estimated, would yield approximately $40 billion in working capital.

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

In additon, the Riegle Community Development and Regulatory Improvement Act (the "CDA") and the Riegle-Neal Interstate Banking and Branching Act (the "Interstate Banking Act") were passed in 1994. The CDA created the Community Development Financial Institution Fund to provide assistance to new and existing community lenders. The CDA also includes regulatory and paperwork reduction provisions, and enhanced consumer protections. The Interstate Banking Act allows banks to acquire out of state banks after one year, and out of state branches through interstate mergers, beginning June 1, 1997. The Interstate Banking Act also protects key provisions of state law, establishes a mechanism for de novo branching, and includes provisions relating to interstate branching by foreign banks.

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

The Company has been informed by the FDIC that its Banks have been classified as well capitalized and in the lowest risk category and will be assessed accordingly for 1999.

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

Periodically, bills are pending before the United States Congress which contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. President Clinton has proposed such bills which have not yet been finalized. These bills may include proposals to restructure reserve requirements of banks, to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to eliminate on a regional or other basis the present restriction on interstate expansion by banks or bank holding companies, to alter the statutory separation of commercial and investment banking, and to expand further the powers of savings and loan institutions and other competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.


                        SELECTED STATISTICAL INFORMATION
                        --------------------------------

See Part II, Item 7.


Item 2.    PROPERTIES

The Company and the Banks own or lease all of the real property and/or buildings in which they are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

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

BOD refurbished a former warehouse building into administrative offices which is leased to the Company for its Accounting Department. The building has approximately 3,600 square feet. The Company is also leasing approximately 2,400 square feet of space for use by the Internal Auditing Department in Dawsonville and approximately 700 square feet of space for use by the Special Assets Department.

BOD operates a limited service branch facility located in the Wal-Mart SuperCenter in Dahlonega, Georgia. The branch consists of approximately 540 square feet and is being leased by BOD from Wal-Mart Stores, Inc.

The main banking office of BOE is located in an approximately 8,000 square foot one-story building owned by BOE in downtown Ellijay, Georgia. BOE occupies the entire building and provides parking facilities adjacent to the building. BOE opened a full-service branch office on March 12, 1990, which comprises approximately 14,000 square feet and also houses BOE's operations center.

The main banking office of FBPC is located in an approximately 14,000 square foot two-story building owned by FBPC in downtown Copperhill, Tennessee. FBPC occupies the entire building. FBPC also owns and operates two full-service branch facilities; one located in Ducktown, Tennessee in an approximately 3,000 square foot building and one in Turtletown, Tennessee in an approximately 840 square foot building.

GFB's main banking office is located at 455 Jesse Jewell Parkway, Gainesville, Georgia. The 18,000 square foot facility includes drive-in banking and retail banking facilities. GFB operates a full-service branch facility located at the intersection of McEver Road and Browns Bridge Road in Gainesville, Georgia. The facility consists of 2,300 square feet and was purchased by the Company from the Resolution Trust Corporation in March 1991. The Company leased the facility to GFB through December 1992 which at such time was purchased from the Company by GFB. In October 1993, GFB opened a full-service branch facility located on the Limestone Parkway, Gainesville, Georgia. In September of 1998, the branch was
closed and the building is now housing the operations department of GFB.   The
facility consists of 2,820 square feet of leased space. In May 1996, GFB opened a full-service branch facility located in Flowery Branch, Georgia. This facility consists of 2,400 square feet and is owned by GFB.

The main banking office of FCB is located at 480 West First Street, Blue Ridge, Georgia. The main office of FCB contains approximately 7,100 square feet of space. FCB also operates a branch office located in the Valley Village Shopping Center, 111 County Road 260, Blue Ridge, Georgia. This office contains approximately 2,150 square feet of space and is owned by FCB.

GNB is located at 3200 Peachtree Industrial Boulevard, Duluth, Georgia. GNB leases approximately 9,000 square feet of the 27,000 square foot facility. GNB has offices on the first and second floors of the three-story building. In December 1996, GNB opened a full-service branch facility located in Dacula, Georgia. In June 1998, this branch was closed and in October 1998 the building was sold. The office contained approximately 2,623 square feet of space and was owned by GNB.

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

AMB has three banking locations. The main office of AMB is located at 7393 Hodgson Memorial Drive, Savannah, Georgia and is owned by AMB. AMB operates two branches, one in Chatham County and one in Effingham County. Effective March 5, 1998, AMB closed a branch which was also located in Chatham County.


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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter ended December 31, 1998 to a vote of security holders of the Company.

                                    PART II
                                    -------


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market and Dividend Information.


Item 6.    SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data and percentages)         1998         1997         1996         1995        1994
------------------------------------------------------------------------------------------------------------------------------------

Summary of Operations
 Net interest income                                               $   53,394   $   50,458   $   48,218    $ 44,411    $ 38,689
 Provision for loan losses                                              1,772        5,201        2,166       2,159       1,390
 Net income                                                            14,681        9,632       12,683      10,759       9,300
------------------------------------------------------------------------------------------------------------------------------------

Per Share Data
 Net income - basic                                                      1.34         0.89         1.18        1.02        0.90
 Net income - diluted                                                    1.32         0.87         1.15        1.00        0.88
 Cash dividends declared                                                 0.44         0.42         0.40        0.38        0.34
 Book value                                                             10.85        10.04         9.44        8.64        7.54
 Tangible book value                                                    10.42         9.37         8.70        7.91        6.70
------------------------------------------------------------------------------------------------------------------------------------

Balance Sheet Summary
 Investment securities                                                143,561      178,804      192,937     193,398     196,207
 Loans, net                                                           776,389      746,392      688,431     647,352     592,860
 Deposits                                                             912,953      960,336      928,971     850,530     802,761
 Assets                                                             1,054,952    1,088,368    1,051,399     976,203     917,484
 Long-term debt and other borrowings:
   Federal Home Loan Bank advances                                     12,780        6,881        6,982      14,183      15,183
   Other long-term debt                                                    35           39        1,741       6,327       8,774
   Other borrowings                                                        --        1,500           --         501       1,850
 Average shareholders' equity                                         114,367      105,735       96,312      86,937      77,024
 Average total assets                                               1,060,852    1,052,695    1,004,260     928,238     855,343
------------------------------------------------------------------------------------------------------------------------------------

Financial Ratios
 Net income to average assets                                            1.38%        0.91%        1.26%       1.16%       1.09%
 Overhead ratio (1)                                                      2.78         3.03         2.80        2.95        3.03
 Net income to average shareholders' equity                             12.84         9.11        13.17       12.38       12.07
 Dividend payout ratio (2)                                              32.73        37.04        24.32       21.41       17.46
 Average shareholders' equity to
   average total assets                                                 10.78        10.04         9.59        9.37        9.01
------------------------------------------------------------------------------------------------------------------------------------

(1) Represents noninterest expense less noninterest income divided by average assets.
(2) Represents dividends declared (excluding those of pooled subsidiaries) divided by net income.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is a multibank holding company providing a full range of banking services to individual and corporate customers in the communities of its market areas which include the areas of northern, middle and coastal Georgia, southeastern Tennessee, and southwestern North Carolina. These areas are served through the Company's eleven banking affiliates and their branch banks, (collectively the "Banks").

   The Company was formed and became the parent company of Bank of Dahlonega located in Dahlonega, Georgia in 1982 and has grown steadily ever since.

   As part of the Company's strategic plan to exit unprofitable markets in order to enhance returns, the Company sold FNCUC on November 30, 1998 to Appalachian Bancshares, Inc. The sale resulted in a net gain of approximately $670,000.

   On December 16, 1997, the Company merged with BCG, a bank holding company located in Macon, Georgia and its subsidiary banks, FSB, and AMB. This transaction has been accounted for as a pooling of interests, and accordingly, financial information preceding the date of acquisition has been restated to include the financial position and results of operations of BCG, and FSB and AMB.

   Because of its ownership of all of the issued and outstanding shares of the common stock of the Banks, the Company is a "Bank Holding Company" as that term is defined under the Act, as amended, and under the bank holding company laws of the Georgia Code. As a bank holding company, the Company is subject to the applicable provisions of the Act and the Georgia Code as well as to supervision by the Board and the GDBF. The Company's primary business as a bank holding company is to manage the business affairs of its bank subsidiaries.

   The Company's mission is to provide high quality banking services to the communities of its service area while maximizing the return on its shareholders' investments and assisting the communities of its service area in reaching their fullest potential. The Company accomplishes and intends to continue accomplishing this mission by expanding its customer base in existing and new markets, and by expanding the range of banking services offered to its existing customers.

   The following discussion sets forth the major factors which affected the Company's financial condition and results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes.

Results of Operations

The Company's net income for the year ended December 31, 1998 was $14,681,000 compared to $9,632,000 for the year ended December 31, 1997, an increase of approximately $5,049,000 or 52%. The Company's diluted earnings per share was $1.32, an increase of $0.45 per share or 52% from diluted earnings per share for the year ended December 31, 1997 of $0.87. The Company's emphasis on maintaining its net interest margin resulted in an increase in net interest income of $2,936,000. Additionally, noninterest income increased $4,800,000 and the provision for loan losses decreased $3,429,000. An increase in noninterest expense of $2,461,000 offset the increases in net interest income and noninterest income and decrease in the provision for loan loss.

   The following table summarizes the results of operations, including selected financial performance ratios, of the Company for the three years ended
December 31, 1998:

(Amounts in thousands, except per share data)                                                     1998        1997         1996
------------------------------------------------------------------------------------------------------------------------------------

       Interest income                                                                           $91,935     $90,806       $87,261
       Interest expense                                                                           38,541      40,348        39,043
------------------------------------------------------------------------------------------------------------------------------------

                Net interest income                                                               53,394      50,458        48,218
------------------------------------------------------------------------------------------------------------------------------------

       Provision for loan losses                                                                   1,772       5,201         2,166
       Noninterest income                                                                         15,209      10,409         9,693
       Noninterest expense                                                                        44,717      42,256        37,796
       Income tax expense                                                                          7,433       3,778         5,266
------------------------------------------------------------------------------------------------------------------------------------

                Net income                                                                       $14,681     $ 9,632       $12,683
------------------------------------------------------------------------------------------------------------------------------------

       Earnings per common share:
         Basic                                                                                   $  1.34     $  0.89       $  1.18
         Diluted                                                                                 $  1.32     $  0.87       $  1.15
------------------------------------------------------------------------------------------------------------------------------------

       Weighted average common shares outstanding:
         Basic                                                                                    10,965      10,838        10,769
         Diluted                                                                                  11,161      11,101        11,001
------------------------------------------------------------------------------------------------------------------------------------

       Cash dividends declared per share                                                         $0.4375     $0.4175       $0.3975
------------------------------------------------------------------------------------------------------------------------------------

       Return on average assets                                                                     1.38%       0.91%         1.26%
       Return on average equity                                                                    12.84        9.11         13.17
       Shareholders' equity to assets (average)                                                    10.78       10.04          9.59
       Shareholders' equity to assets (period-end)                                                 11.31       10.03          9.72
       Dividend payout ratio (1)                                                                   32.73       37.04         24.32
------------------------------------------------------------------------------------------------------------------------------------

       (1) Determined by dividing dividends declared (excluding those of pooled subsidiaries) by net income.

Net Interest Income

The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest earning deposits in other banks, and investment securities. The Company's interest bearing liabilities include deposits, federal funds purchased, long-term debt, and short-term borrowings.

   In 1998, net interest income was $53,394,000 representing an increase of $2,936,000 or 5.82% as compared to 1997. The average yield earned on interest earning assets increased to 9.45% in 1998 from 9.43% in 1997 and the average rate paid on interest bearing liabilities decreased to 4.77% in 1998 from 4.93% in 1997. The Company's net interest margin (net interest income divided by average interest earning assets), on a tax equivalent basis, increased to 5.52% for 1998 from 5.28% for 1997.

   In 1997, net interest income was $50,458,000 representing an increase of $2,240,000 or 4.65% as compared to 1996. The average yield earned on interest earning assets decreased to 9.43% in 1997 from 9.59% in 1996 and the average rate paid on interest bearing liabilities decreased to 4.93% in 1997 from 4.98% in 1996. The Company's net interest margin (net interest income divided by average interest earning assets), on a tax equivalent basis, decreased to 5.28% for 1997 from 5.35% for 1996.

   The following table presents average balance sheets, yields and interest earned on interest earning assets, and rates and interest paid on interest bearing liabilities of the Company for the three years ended December 31, 1998.


                                                  1998                            1997                          1996
------------------------------------------------------------------------------------------------------------------------------------

     (Amounts in thousands,          Average              Yields     Average         Yields          Average              Yields
         except ratios)             balances    Interest  /rates    balances    Interest  /rates    balances    Interest  /rates
------------------------------------------------------------------------------------------------------------------------------------

Assets
Interest earning assets:
 Interest earning deposits         $   11,821    $   732    6.19%  $   18,097    $   818    4.52%  $      987    $    61    6.18%
 Federal funds sold                    38,259      2,061    5.39       37,695      2,060    5.46       40,125      2,145    5.35
 Taxable investment
   securities                         116,012      7,260    6.26      152,888      9,812    6.42      157,994      9,893    6.26
 Nontaxable investment
   securities (2)                      34,281      2,467    7.20       41,033      3,061    7.46       43,479      3,424    7.88
 Loans, net (1) (2)                   779,861     80,106   10.27      722,718     75,911   10.50      676,909     72,668   10.74
------------------------------------------------------------------------------------------------------------------------------------

   Total interest
    earning assets                    980,234     92,626    9.45      972,431     91,662    9.43      919,494     88,191    9.59
------------------------------------------------------------------------------------------------------------------------------------

Noninterest earning assets:
 Cash and due from
   banks                               40,262                          37,376                          42,740
 Premises and
   equipment, net                      25,713                          27,467                          25,755
 Other assets                          27,376                          27,377                          26,573
 Allowance for
   loan losses                        (12,733)                        (11,956)                        (10,302)
------------------------------------------------------------------------------------------------------------------------------------

 Total noninterest
    earning assets                     80,618                          80,264                          84,766
------------------------------------------------------------------------------------------------------------------------------------

   Total assets                    $1,060,852                      $1,052,695                      $1,004,260
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and
 Shareholders' Equity
Interest bearing liabilities:
 Interest bearing
   demand deposits                 $  261,776    $ 8,349    3.19%  $  225,899    $ 7,087    3.14%  $  195,725    $ 6,030    3.08%
 Savings deposits                      55,164      1,600    2.90       72,324      2,805    3.88       72,046      2,390    3.32
 Individual retirement
   accounts                            63,351      3,788    5.98       62,547      3,757    6.01       59,492      3,561    5.99
 Certificates of deposit              420,567     24,380    5.80      447,892     26,093    5.83      442,576     26,176    5.91
 Federal funds purchased                  537         30    5.59          833         30    3.60        1,232         63    5.11
 Long-term debt and
   other borrowings                     6,474        394    6.09        8,920        576    6.46       13,332        823    6.17
------------------------------------------------------------------------------------------------------------------------------------

   Total interest bearing
    liabilities                       807,869     38,541    4.77      818,415     40,348    4.93      784,403     39,043    4.98
------------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing liabilities
   and shareholders' equity:
 Noninterest bearing
   deposits                           128,917                         119,675                         113,050
 Other liabilities                      9,699                           8,870                          10,495
 Shareholders' equity                 114,367                         105,735                          96,312
------------------------------------------------------------------------------------------------------------------------------------

 Total liabilities and
   shareholders' equity            $1,060,852                      $1,052,695    $                  1,004,260
------------------------------------------------------------------------------------------------------------------------------------

Interest rate differential (3)                              4.68%                           4.50%                           4.61%
------------------------------------------------------------------------------------------------------------------------------------

Net interest income                $              54,085                         $51,314           $              49,148
------------------------------------------------------------------------------------------------------------------------------------

Net interest margin (4)                                     5.52                            5.28                            5.35
------------------------------------------------------------------------------------------------------------------------------------

Average interest earning
 assets to average
 total assets                                              92.40                           92.38                           91.56
------------------------------------------------------------------------------------------------------------------------------------

Average loans to
 average deposits                                          83.88                           77.85                           76.67
------------------------------------------------------------------------------------------------------------------------------------


(1) Average loans are shown net of unearned income. Nonperforming and underperforming loans are included. Interest income includes loan fees as follows (amounts in thousands): 1998 - $5,811;1997 - $4,646; 1996 - $4,173.
    Income, if recognized, on nonaccrual loans is recorded on a cash basis.
(2) Interest income includes the effects of taxable equivalent adjustments (reduced by the non-deductible portion of interest expense) using a federal income tax rate of 35% in 1998, 1997 and 1996.
(3) Interest rate differential is the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(4) Net interest margin is net interest income divided by average interest earning assets.

   The following table presents the changes in the Company's net interest income as a result of changes in volume and rate of its interest earning assets and interest bearing liabilities from 1997 to 1998 and from 1996 to 1997.

                                                       1998 vs.1997                    1997 vs. 1996
        (Amounts in thousands) (1)            Volume       Rate         Net     Volume     Rate       Net
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Interest earning deposits in other banks    $  (389)       $   303   $   (86)  $  774    $   (17)  $  757
 Federal funds sold                               30            (29)        1     (133)        48      (85)
 Taxable investment securities                (2,290)          (262)   (2,552)    (324)       243      (81)
 Nontaxable investment securities (2)           (486)          (108)     (594)    (183)      (180)    (363)
 Loans, net (2)                                5,870         (1,675)    4,195    4,812     (1,569)   3,243
------------------------------------------------------------------------------------------------------------------------------------
   Total interest income                       2,735         (1,771)      964    4,946     (1,475)   3,471
------------------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Interest bearing demand deposits              1,272            (10)    1,262      985         72    1,057
 Savings deposits                               (498)          (707)   (1,205)      11        404      415
 Individual retirement accounts                   48            (17)       31      184         12      196
 Certificates of deposit                      (1,597)          (116)   (1,713)     310       (393)     (83)
 Federal funds purchased                         (16)            16         0      (14)       (19)     (33)
 Long-term debt and other borrowings            (137)           (45)     (182)    (313)        66     (247)
------------------------------------------------------------------------------------------------------------------------------------
   Total interest expense                       (928)          (879)   (1,807)   1,163        142    1,305
------------------------------------------------------------------------------------------------------------------------------------
 Net interest income                         $ 3,663        $  (892)  $ 2,771   $3,783    $(1,617)  $2,166
------------------------------------------------------------------------------------------------------------------------------------

(1) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the absolute dollar amounts of the change in each.
(2) Interest income includes the effects of taxable equivalent adjustments (reduced by the non-deductible portion of interest expense) using a federal income tax rate of 35% in 1998, 1997 and 1996.

Allowance for Loan Losses

   The Company maintains an allowance for loan losses appropriate for the quality of the loan portfolio and sufficient to meet anticipated future loan losses. The Company utilizes a comprehensive loan review and risk identification process and the analysis of affiliate bank financial trends to determine the adequacy of the allowance. Many factors are considered when evaluating the allowance. The Company's quarterly analysis is based on historical loss trends; migration trends in criticized and classified loans in the portfolio; trends in past due and non-accrual loans; trends in portfolio volume, composition, maturity, and concentrations; changes in local and regional economic market conditions; the accuracy of the loan review and risk identification system; and the experience, ability and depth of lending personnel and management.

   In determining the appropriate level of the allowance for each affiliate bank, the Company relies primarily on analysis of the major components of the loan portfolio such as commercial loans, commercial real estate loans, consumer loans, construction loans, residential real estate loans, and all other loans and unfunded commitments. The Company has established a minimum loss factor for certain problem loan grade categories and for general categories of non-problem loans. All significant problem loans are reviewed individually to establish either the minimum loss factor (formula) or a specific reserve higher than the formula. All significant non-problem loans are reserved at the greater of the minimum loss rate for the category of loans or the weighted average historical loss rate over a defined loss horizon as computed from the migration analysis. Other homogeneous loan pools such as the consumer loans, construction loans, and residential mortgage loans, are reserved at the greater of the minimum loss rate or the weighted average historical loss rate as computed in the migration analysis.

   Management evaluates the allowance on a quarterly basis. The provision for loan losses is for each affiliate bank is adjusted to the appropriate level based on the analysis methodology described above.

   A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, and southwestern North Carolina. The ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in economic conditions in these markets.

   The allowance for loan losses approximated 1.48% of outstanding loans at December 31, 1998 and 1.63% at December 31, 1997. The allowance decreased to $11,631,000 at December 31, 1998 from $12,339,000 at December 31, 1997. The decrease in the provision for loan losses to $1,772,000 in 1998 from $5,201,000 in 1997 was primarily a result of an in-depth study in 1997 of the loan portfolios at two of the banks where recent management changes had occurred. Net loans charged off in 1998 were $1,922,000 or approximately 0.25% of average loans outstanding as compared to $3,276,000 or 0.45% in 1997. Net loans charged off in 1998 reflect the continued impact from the studies performed at the two banks in 1997.

   The allowance for loan losses approximated 1.63% of outstanding loans at December 31, 1997 and 1.49% at December 31, 1996. The allowance increased to $12,339,000 at December 31, 1997 from $10,414,000 at December 31, 1996. The provision for loan losses increased to $5,201,000 in 1997 from $2,166,000 in 1996 as a result of the subsidiary bank analysis discussed in the preceding paragraph. Net loans charged off in 1997 were $3,276,000 or approximately 0.45% of average loans outstanding as compared to $1,452,000 or 0.21% in 1996.

   The following table summarizes the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, additions to the allowance which have been charged to income in the Company's consolidated statements of income, and additions resulting from the purchased allowance of acquired subsidiaries for the years ended December 31:

(Amounts in thousands, except ratios and percentages)          1998      1997      1996      1995      1994
--------------------------------------------------------------------------------------------------------------
Average loans outstanding, net of
     unearned income                                         $779,861  $722,718  $676,909  $626,345  $570,800
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses
     at beginning of year                                     $12,339   $10,414    $9,700    $9,162    $8,447

Loans charged off:
      Commercial, Financial & Agricultural                      1,195       808       302       488       688
      Real Estate                                                 480     1,379       486       753       226
      Consumer Installment                                        979     1,557     1,302       869       611
----------------------------------------------------------------------------------------------------------------
        Total loans charged off                                 2,654     3,744     2,090     2,110     1,525
----------------------------------------------------------------------------------------------------------------

Recoveries on loans previously charged off:
      Commercial, Financial & Agricultural                         80       110        54       106        87
      Real Estate                                                 290        89       289       136       182
      Consumer Installment                                        362       269       295       247       277
----------------------------------------------------------------------------------------------------------------
        Total loans recovered                                     732       468       638       489       546
----------------------------------------------------------------------------------------------------------------

Net loans charged off                                           1,922     3,276     1,452     1,621       979

Allowances for loan losses of loans of bank subsidiary sold      (558)        0         0         0      (166)

Provision for loan losses charged to income                     1,772     5,201     2,166     2,159     1,390

Allowance for loan losses of
       acquired subsidiary                                          0         0         0         0       470
----------------------------------------------------------------------------------------------------------------

Allowance for loan losses at
   year end                                                   $11,631   $12,339   $10,414    $9,700    $9,162
----------------------------------------------------------------------------------------------------------------

Ratio of net loans charged off to
       average loans outstanding, net of
       unearned income                                           0.25%     0.45%     0.21%     0.26%     0.17%
----------------------------------------------------------------------------------------------------------------
Allowance for loan losses to loans, net
      of unearned income                                         1.48%     1.63%     1.49%     1.48%     1.52%
----------------------------------------------------------------------------------------------------------------


   Total loan charge offs decreased by $1,090,000 in 1998 from 1997. This was primarily due to an increase in 1997 resulting from management's identification in that year of certain loans primarily at two of the Banks for which the credit quality had deteriorated and the adoption by the Company of the loan charge off policy followed by the BCG banks.

Nonperforming Loans, Nonperforming Assets, and Underperforming Loans

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through December 31, 1998. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, and other repossessed assets. Underperforming loans consist of loans that are past due with respect to principal or interest more than 90 days and still accruing interest.

   Accrual of interest on a loan is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or it becomes contractually in default for 90 days or more as to either interest or principal unless it is both well secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued and uncollected interest for the year in which the loan is placed on nonaccrual status is charged to interest income on loans unless management believes the accrued interest is recoverable through the liquidation of collateral.

   Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been disclosed below which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

   Nonperforming loans were $3,997,000 at December 31, 1998 compared to $4,595,000 at December 31, 1997. Nonperforming loans represented 0.51% of total loans at December 31, 1998 as compared to 0.61% of total loans at December 31, 1997. Nonperforming assets increased to $8,682,000 at December 31, 1998 as compared to $7,436,000 at December 31, 1997, primarily due to increases in other real estate at several of the Banks and at the Parent Company level as a result of the parent company acquiring other real estate from FNBUC prior to its sale. Nonperforming assets represented 1.10% of total loans, real estate acquired through foreclosure, and other nonperforming assets at December 31, 1998 as compared to 0.98% at December 31, 1997.

   Underperforming loans, consisting of loans past due 90 days or more which are still accruing interest, are much more volatile and tend to fluctuate more frequently based upon the timing of payment collection, transfer to nonperforming status, or transfer to current status. Underperforming loans decreased to $734,000 at December 31, 1998 from $2,535,000 at December 31, 1997. Such loans represented 0.09% and 0.33% of total loans at December 31, 1998 and 1997, respectively.

   The table below provides information concerning nonperforming loans, nonperforming assets, and underperforming loans and certain asset quality ratios at December 31 for each of the last five years.


(Amounts in thousands,  except ratios and percentages)                    1998       1997       1996       1995       1994
----------------------------------------------------------------------------------------------------------------------------
Loans, net of unearned income                                           $788,020   $758,731   $698,845   $657,052   $602,022
----------------------------------------------------------------------------------------------------------------------------
   Allowance for loan losses                                            $ 11,631   $ 12,339   $ 10,414   $  9,700   $  9,162
----------------------------------------------------------------------------------------------------------------------------
Nonperforming loans                                                     $  3,997   $  4,595   $  3,387   $  2,793   $  3,490
Real estate acquired through foreclosure
  and other nonperforming assets                                           4,685      2,841      3,188      2,701      2,781
     Nonperforming assets                                               $  8,682   $  7,436   $  6,575   $  5,494   $  6,271
----------------------------------------------------------------------------------------------------------------------------
Underperforming loans - still accruing                                  $    734   $  2,535   $  1,797   $  1,746   $  1,088
----------------------------------------------------------------------------------------------------------------------------
Asset quality ratios:
  Nonperforming loans to total loans,
            net of unearned income                                          0.51%      0.61%      0.48%      0.43%      0.58%
----------------------------------------------------------------------------------------------------------------------------
  Nonperforming assets to total loans, net of unearned
     Income, real estate acquired through foreclosure,
     and other nonperforming assets                                         1.10%      0.98%      0.94%      0.84%      1.04%
----------------------------------------------------------------------------------------------------------------------------
   Allowance for loan losses,
     to nonperforming loans                                                2.91x      2.69x      3.07x      3.47x      2.63x
----------------------------------------------------------------------------------------------------------------------------
  Underperforming loans to total loans,
     net of unearned income                                                 0.09%      0.33%      0.26%      0.27%      0.18%
----------------------------------------------------------------------------------------------------------------------------

     Interest income on nonaccrual loans that would have been reported for the years ended December 31, 1998, 1997, and 1996 is summarized as follows:

        (Amounts in thousands)              1998    1997    1996
        --------------------------------------------------------
        Interest at contractual rate       $1,294  $1,615   $585
        Less interest recorded as income    1,053   1,406    334
        --------------------------------------------------------
        Reduction of interest income       $  241  $  209   $251
        ========================================================

   The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, the adequacy and nature of the collateral, and such factors, which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate acquired through foreclosure and other nonperforming assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan charge offs may occur. In 1998, the level of real estate allowance increased while the consumer installment level decreased due to fluctuations in the allocation and the sale of the credit card portfolio.


   The amounts of such components of the allowance for loan losses and the percentages of each loan category to total loans outstanding at December 31 are presented below:

(Amounts in thousands, except percentages)     1998      1997      1996     1995     1994
------------------------------------------------------------------------------------------------------------------------------------

   Allocation of allowance for
     loan losses by loan type:

   Commercial, financial and agricultural    $ 1,082   $ 1,353   $ 4,063   $3,769   $3,704
   Real estate                                 9,729     8,987     4,638    4,020    3,645
   Consumer installment                          820     1,999     1,713    1,911    1,813
------------------------------------------------------------------------------------------------------------------------------------

     Total                                   $11,631   $12,339   $10,414   $9,700   $9,162
------------------------------------------------------------------------------------------------------------------------------------


   Loan balances by type as a percentage
     of total loans outstanding:

   Commercial, financial and agricultural       15.2%     18.2%     18.1%    18.8%    20.7%
   Real estate                                  74.0      70.1      69.1     67.4     65.8
   Consumer installment                         10.8      11.7      12.8     13.8     13.5
------------------------------------------------------------------------------------------------------------------------------------

     Total                                     100.0%    100.0%    100.0%   100.0%   100.0%
------------------------------------------------------------------------------------------------------------------------------------



Noninterest Income

Noninterest income increased $4,800,000 or 46.11% in 1998 from 1997. A primary factor in the increase of noninterest income was a gross gain, exclusive of related amortization expense included in noninterest expense, of $2,356,000 associated with the sale of FNBUC on November 30, 1998. Other factors included increases in mortgage loan origination fees of $1,239,000, service charges on deposit accounts of $210,000, and a net gain on the sale of a branch of $800,000.

   Noninterest income increased $716,000 or 7.4% in 1997 from 1996. Increases were primarily in service charges on deposit accounts and mortgage loan origination fees.

Noninterest Expense

Noninterest expense increased $2,461,000 or 5.82% in 1998. Salaries and benefits expenses increased $2,170,000 or 9.83% in 1998. Occupancy related
expenses decreased by $379,000.   Amortization expense associated with the sale
of FNBUC was $1,686,000.

     Noninterest expense increased $4,460,000 or 11.8% in 1997. Salaries and benefits expenses increased $2,698,000 or 13.9% in 1997, representing growth in the number of employees. Occupancy related expenses increased by $1,115,000.

Income Taxes

The Company provided income tax expense of $7,433,000, $3,778,000 and $5,266,000 or approximately 33.6%, 28.2%, and 29.3%, of its income before income taxes in 1998, 1997, and 1996, respectively. The Company expects its effective income tax rate to slightly increase in 1999 as a result of expected decreased tax free income as a percentage of total income due to the unavailability of high yielding bank qualified tax free investments.

Loan Portfolio

During 1998, average loans outstanding net of unearned income, increased from $723 million to $780 million and comprised 79.6% of average interest earning assets and 73.5% of average total assets. During 1997, average loans outstanding net of unearned income, increased from $677 million to $723 million and comprised 74.3% of average interest earning assets and 68.7% of average total assets. The relative level of average loans, when compared to the level of average deposits, increased in 1998 as a result of management's emphasis on maximizing the Company's level of investments in loans to interest earning assets to improve the overall yield on interest earning assets. This is evident in the ratio of average loans to average deposits which was 83.9%, 77.9% and 76.7% in 1998, 1997, and 1996, respectively.

   The following table presents the composition of the Company's loan portfolio by type at December 31 for each of the last five years.

(Amounts in thousands)                       1998       1997       1996       1995       1994
------------------------------------------------------------------------------------------------------------------------------------

Commercial, financial, and agricultural     $120,138   $138,324   $126,891   $123,584   $124,743
Real estate - construction                    95,035     86,086     81,811     66,472     57,744
Real estate  mortgage                        488,645    446,333    402,038    377,699    337,809
Consumer installment                          84,823     89,072     89,512     90,880     81,654
Mortgage loans held for sale                      --         --         --         --      1,164
------------------------------------------------------------------------------------------------------------------------------------

 Total loans                                 788,641    759,815    700,252    658,635    603,114

 Unearned income                                 621      1,084      1,407      1,583      1,092
 Allowance for loan losses                    11,631     12,339     10,414      9,700      9,162
------------------------------------------------------------------------------------------------------------------------------------

   Loans, net                               $776,389   $746,392   $688,431   $647,352   $592,860
------------------------------------------------------------------------------------------------------------------------------------


   The following table shows the maturity of selected loan categories as of December 31, 1998. Also provided are the amounts due after one year classified according to the sensitivity in interest rates.

                                                                       Maturing
                                                                  after one but within
(Amounts in thousands)                          Within one year       five years           After five years
------------------------------------------------------------------------------------------------------------------------------------

Commercial, financial and agricultural             $ 47,561            $ 53,484              $ 19,093
Real estate - construction                           75,122              11,841                 8,072
Real estate - mortgage                              137,005             209,129               142,511
------------------------------------------------------------------------------------------------------------------------------------


Summary of above loans due after one year:
   Total fixed rate due after one year                               $267,333
   Total adjustable rate due after one year                           176,797
-----------------------------------------------------------------------------
      Total loans due after one year                                 $444,130
-----------------------------------------------------------------------------


   Actual repayments of loans may differ from the contractual maturities reflected above because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayment of such loans.

Investment Securities

The Company's investment securities portfolio serves several essential functions, such as providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits. As a result, the Company has segmented its investment securities portfolio to identify those securities that could possibly be used in future asset/liability restructuring (securities available for sale). Average investment securities, which includes securities held to maturity and securities available for sale, decreased $43,628,000 or 22.5% in 1998 compared to a decrease of $7,552,000 or 3.7% in 1997. During 1998 and 1997, average investment securities comprised 15.3% and 19.9%, respectively, of average interest earning assets and 14.2% and 18.4%, respectively, of average total assets.

   At December 31, 1998, investment securities with fair value of approximately $117 million were identified as securities available for sale. These securities are carried at fair value with net unrealized gains reflected as a component of shareholders' equity.

   The tables below present the carrying values and the relative composition of investment securities, included in the available for sale and held to maturity portfolios, at December 31, 1998, 1997, and 1996.



                                                                          1998
                                                 ----------------------------------------------------------
                                                       Available for Sale             Held to Maturity
(Amounts in thousands,                             Carrying         % of total     Carrying    % of total
except percentages)                                 value           securities      value      securities
-----------------------------------------------------------------------------------------------------------
U.S. Treasury and
     U.S. Government agencies                       $52,200            36.4%       $   920          0.6%
State, county and municipal securities                8,858             6.1%        22,831         15.9%
Mortgage-backed securities                           15,079            10.5%           686          0.5%
Other debt securities                                34,143            23.8%         1,947          1.4%
Equity securities                                     6,897             4.8%             -            -
                                                 ----------------------------------------------------------
          Total investment securities              $117,177            81.6%       $26,384          18.4%
                                                 ----------------------------------------------------------


                                                                             1997
                                                 ----------------------------------------------------------
                                                       Available for Sale             Held to Maturity
(Amounts in thousands,                             Carrying         % of total     Carrying    % of total
except percentages)                                 value           securities      value      securities
-------------------------------------            ----------------------------------------------------------
U.S. Treasury and
     U.S. Government agencies                      $ 96,407            53.9%       $ 8,813          4.9%
State, county and municipal securities               11,492             6.4%        27,630         15.5%
Mortgage-backed securities                           17,036             9.5%         1,729          1.0%
Other debt securities                                 7,887             4.4%         2,040          1.2%
Equity securities                                     5,770             3.2%             -            -
                                                 ----------------------------------------------------------
          Total investment securities              $138,592            77.4%       $40,212          22.6%
                                                 ----------------------------------------------------------

                                                                            1996
                                                 ----------------------------------------------------------
                                                       Available for Sale             Held to Maturity
(Amounts in thousands,                             Carrying         % of total     Carrying    % of total
except percentages)                                 value           securities      value      securities
-------------------------------------            ----------------------------------------------------------
U.S. Treasury and
     U.S. Government agencies                      $ 92,820            48.1%       $11,024           5.7%
State, county and municipal securities               14,724             7.6%        28,211          14.6%
Mortgage-backed securities                           31,560            16.4%         2,023           1.1%
Other debt securities                                 4,859             2.5%         2,305           1.2%
Equity securities                                     5,411             2.8%             -             -
                                                 ----------------------------------------------------------
          Total investment securities              $149,374            77.4%       $43,563          22.6%
                                                 ----------------------------------------------------------

   The Company and the Banks did not have investments with a single issuer in the aggregate exceeding 10% of the Company's shareholders' equity at December 31, 1998, 1997 and 1996, except for the U.S. Treasury and U.S. Government agencies securities as shown in the table above.

   The table below presents contractual maturities and yields of the debt securities included in the Company's investment securities portfolio at December 31, 1998. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

                                                          Maturing
------------------------------------------------------------------------------------------------------------------------------------

                                                        After one but           After five but
                                Within one year        Within five year         Within ten year     After ten years
------------------------------------------------------------------------------------------------------------------------------------

(Amounts in thousands,       Carrying                   Carrying                Carrying            Carrying
except percentages)           value         Yield        value        Yield      value      Yield    value     Yield
------------------------------------------------------------------------------------------------------------------------------------

Available for sale (AFS):
 U.S. Treasury and U.S.
   Government agencies        $18,391         6.54%      $31,364      6.24%     $2,445   6.67%       $  --           --%
 State, county, and
  municipal
   securities (1)               1,585        11.08         5,280      8.60         515   8.36          1,478       9.58
 Mortgage-backed securities     1,854         6.54        11,410      7.24         366   7.36          1,449       8.26
 Other debt securities            849        13.04         4,888      4.76         257   4.10         28,149       6.29
------------------------------------------------------------------------------------------------------------------------------------

   Total debt
    securities-AFS            $22,679         8.20%      $52,942      6.00%     $3,583   5.93%       $31,076       6.38%
------------------------------------------------------------------------------------------------------------------------------------

Held to maturity (HTM):
 U.S. Treasury and U.S.
   Government agencies        $   547         4.62%      $   321      4.80%     $   52     --        $    --         --%
 State, county, and
  municipal
   securities (1)               3,177         8.98        12,167      7.90       6,359   8.20          1,128       9.58
 Mortgage-backed securities       225         4.03           411      8.01          50   5.83             --
 Other debt securities            --           --            --        --       1,947   6.36              --         --
------------------------------------------------------------------------------------------------------------------------------------

   Total debt
    securities-HTM            $ 3,949         7.63%      $12,899      7.82%     $8,408   7.75%       $ 1,128       9.58%
------------------------------------------------------------------------------------------------------------------------------------

(1) Yields on state, county, and municipal securities have not been computed on a tax equivalent basis.

Deposits
Average deposits increased $2 million or 0.2% to $930 million during 1998 from $928 million during 1997.

   Average deposits by type, their relationship to total average deposits, and the average rate paid on deposits by type for the years ended December 31, 1998, 1997, and 1996, respectively, are as follows:

                                   1998                            1997                          1996
------------------------------------------------------------------------------------------------------------------------------------

                                       % of                          % of                        % of
(Amounts in thousands,                 total                        total                        total
except percentages)          Amount   deposits   Rate    Amount    deposits   Rate    Amount    deposits   Rate
------------------------------------------------------------------------------------------------------------------------------------

Noninterest bearing
   demand deposits           $128,917      13.9%   N/A    $119,675      12.9%   N/A    $113,050      12.8%   N/A
Interest bearing
   demand deposits            261,776      28.2   3.19%    225,899      24.3   3.14%    195,725      22.2   3.08%
Savings deposits               55,164       5.9   2.90      72,324       7.8   3.88      72,046       8.2   3.32
Individual retirement
   accounts                    63,351       6.8   5.98      62,547       6.7   6.01      59,492       6.7   5.99
Certificates of deposit       420,567      45.2   5.80     447,892      48.3   5.83     442,576      50.1   5.91
                             --------     -----           --------     -----           --------     -----
   Total average deposits    $929,775     100.0%  4.10%   $928,337     100.0%  4.28%   $882,889     100.0%  4.32%
                             --------     -----           --------     -----           --------     -----


   The contractual maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 1998 are presented below.

                    (Amounts in thousands)
                    --------------------------------------------------------------
                    Three months or less                                  $ 32,311
                    Over three months through six  months                   28,726
                    Over six months through twelve months                   44,930
                    Over twelve months                                      21,539
                                                                          --------
                    Total                                                 $127,506
                                                                          --------

   The Company has analyzed the composition of its certificates of deposit and individual retirement accounts of $100,000 or more and believes that less than 50% of such deposits should be deemed "volatile" and thereby affect the Company's liquidity. The "volatile" deposits are with governmental bodies in the states or in the local communities in the markets that the Company and the Banks serve. The remainder of these certificates of deposit and individual retirement accounts are with individuals who reside in the local areas and with whom the Banks have had consistent deposit relations for long periods of time.

Liquidity and Interest Rate Sensitivity

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

   The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position and its interest sensitivity gap. Proceeds from such sales amounted to approximately $1,059,000 during 1998 and represent another source of liquidity to the Company. Principal payments on loans also provide the Company with another source of liquidity. The Company may also utilize its cash and due from banks, interest earning deposits in other banks and federal funds sold, to meet liquidity requirements as needed. At December 31, 1998, the Company's cash and due from banks were $49,227,000, its interest earning deposits in other banks were $7,875,000, its federal funds sold were $29,430,000 and its investment securities designated as available for sale were $117,177,000. All of the above could be converted to cash on relatively short notice.

   The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances up to approximately $43,700,000, in addition to $53,600,000 which is available to the Company, subject to available collateral, in the form of additional Federal Home Loan Bank advances.

   The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest sensitive liabilities from interest sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves.

   The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of December 31, 1998.

                                                       Repricing
------------------------------------------------------------------------------------------------------------------------------------

       (Amounts in thousands,               0-90 days             91-365 days        One to five years   Over five years
           except ratios)              Current     Current   Cumulative   Current   Cumulative  Current    Cumulative
------------------------------------------------------------------------------------------------------------------------------------

Interest sensitive assets:
 Loans                                $ 278,945   $169,844    $ 448,789   $284,353    $733,142  $54,878   $788,020
 Investment securities (1)               17,891     15,861       33,752     86,933     120,685   14,965    135,650
 Interest earning deposits in
   other banks and federal
            funds sold                   34,731      2,376       37,107        198      37,305        -     37,305
------------------------------------------------------------------------------------------------------------------------------------

     Total interest sensitive
      assets                            331,567    188,081      519,648    371,484     891,132   69,843    960,975
------------------------------------------------------------------------------------------------------------------------------------

Interest sensitive liabilities:
 Interest bearing demand and
   savings deposits                     319,688          -      319,688          -     319,688        -    319,688
 Certificates of deposit and
   individual retirement accounts
   of $100 or more                       32,410     73,557      105,967     21,539     127,506        -    127,506
 Other certificates of deposit and
   individual retirement accounts        80,215    178,037      258,252     71,719     329,971        -    329,971
 Federal funds purchased,
   short-term borrowings and
   long-term debt                         2,000          -        2,000     10,035      12,035      780     12,815
------------------------------------------------------------------------------------------------------------------------------------

     Total interest sensitive
      liabilities                       434,313    251,594      685,907    103,293     789,200      780    789,980
------------------------------------------------------------------------------------------------------------------------------------

Interest sensitivity gap              $(102,746)  $(63,513)   $(166,259)  $268,191    $101,932  $69,063   $170,995
------------------------------------------------------------------------------------------------------------------------------------


Ratio of interest sensitive assets
 to interest sensitive liabilities         0.76       0.75         0.76       3.60        1.13     1.01       1.22

(1) Amounts exclude unrealized gains (losses) on investment securities.

   The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At December 31, 1998, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purposes of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income. (See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk.") Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

Inflation

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

  The Company has appointed a Year 2000 committee with a full time Year 2000 coordinator to conduct a comprehensive review of its operational and financial systems to determine how the Year 2000 will impact operation of these systems. The committee has developed a plan which identified all critical systems and has assessed solutions for all systems that were found to not be Year 2000 compliant. Each Board of Directors of the affiliate banks as well as the Board of Directors of the Company has reviewed the overall project plans for the banks with progress toward completion monitored regularly. To date, confirmations have been received from the Company's primary processing vendors and counterparties that plans have been developed to address processing transactions in the Year 2000. Comprehensive testing plans, which were developed to ensure all critical applications will process normally in the Year 2000, have been successfully completed. The Company has reviewed all testing results to ensure accuracy and complete preparedness. Project plans call for an ongoing monitoring of systems to ensure full Year 2000 compliance. Contingency plans will be monitored and updated as circumstances warrant. Regular communications procedures have been established between the core-processing vendor and the Company to ensure any future testing of all applications are completed and thoroughly reviewed.

  Customer awareness and preparedness is also a priority. Loan relationships which could be materially affected by the Year 2000 issue are being identified and monitored. An employee and customer awareness campaign began on September 1, 1998 and will be ongoing through 1999. Disaster recovery and business resumption plans are also being developed based upon each Bank's unique structure. These plans will provide the Company direction in the event an unforeseen circumstance arises due to the Year 2000. An unforeseen circumstance can be anything from a vault not opening to a power failure to a natural disaster. Century South's liquidity policy is also being evaluated and updated to ensure an adequate supply of cash is on hand in the event of increased demand. All plans will be finalized, tested and implemented before third quarter 1999.

  The Company spent approximately $1,126,000 in 1998 to modify its computer information systems. The Company expects to spend approximately $75,000 in 1999 to complete this process. The replacement of personal computers and software will be approximately $500,000, which will be recorded as capital expenditures and amortized. The remainder will be expensed as incurred and are not expected to have a material effect on the Company's financial condition or results of operation for 1998 or 1999. The costs of the project have been derived from actual expenditures plus estimated additional expenditures related to Year 2000 that have not yet been incurred. The dates on which the Company anticipates completion of the project along with the costs of the Year 2000 project are based upon management's estimates, which were formulated utilizing assumptions centered on the Year 2000 impact. There are no guarantees that these estimates will be attained, and actual results could differ in reality from those anticipated.

Market and Dividend Information

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CSBI". There were approximately 2,750 shareholders of record of the Company's common stock at December 31, 1998.

   The following table sets forth the high and low bid prices and the cash dividends declared on the Company's common stock by quarter for 1998 and 1997.

                                    1998                               1997
------------------------------------------------------------------------------------------------------------------------------------

                             Price         Cash dividends       Price       Cash dividends
Quarter Ended            High     Low         declared       High    Low       declared
------------------------------------------------------------------------------------------------------------------------------------

 March 31                $25.75  $23.50       $.10750        $20.50  $17.75     $.10250
 June 30                  38.25   24.50        .10875         20.00   18.00      .10375
 September 30             38.00   25.00        .11000         20.38   18.00      .10500
 December 31              30.50   25.75        .11125         25.00   19.75      .10625


   The Company expects to continue its policy of paying quarterly cash dividends although there is no assurance that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent on the Banks' future income, financial position, capital requirements and other considerations. In addition, the payment of dividends is subject to the restrictions described in note 15 to the Company's consolidated financial statements.

Summary of Quarterly Financial Data
Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 1998 and 1997.

                                                 Fourth         Third        Second      First
(Amounts in thousands, except per share data)   Quarter        Quarter      Quarter     Quarter
------------------------------------------------------------------------------------------------------------------------------------

1998:
 Interest income                                $22,579        $23,219      $23,206     $22,931
 Net interest income                             13,314         13,506       13,482      13,092
 Provision for loan losses                          300            463          502         507
 Income  before  income taxes                     5,680          5,535        5,496       5,403
 Net income                                       3,899          3,622        3,630       3,530
 Net income  per share:
   Basic                                           0.35           0.33         0.33        0.32
   Diluted                                         0.35           0.32         0.33        0.32
 Weighted average common shares
   outstanding:
   Basic                                         11,020         11,015       10,941      10,880
   Diluted                                       11,162         11,188       11,164      11,137
1997:
 Interest income                                 23,293         22,873       22,573      22,067
 Net interest income                             12,877         12,834       12,393      12,354
 Provision for loan losses                          209            115        4,216         661
 Income (loss) before income taxes                4,836          5,497       (1,052)      4,129
 Net income (loss)                                3,328          3,506          (68)      2,866
 Net income (loss) per share:
   Basic                                           0.31           0.32        (0.01)       0.27
   Diluted                                         0.30           0.32        (0.01)       0.26
 Weighted average common shares
   outstanding:
   Basic                                         10,838         10,838       10,833      10,829
   Diluted                                       11,116         11,093       11,058      11,093

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     With respect to banks and their holding companies, market risk is defined as the risk of loss arising from adverse changes in market interest rates and prices. This risk of loss can result in either lower fair values or reduced net interest income.

     The Company's primary market risk exposure is currently in the interest rate risk inherent in its lending and deposit taking activities. Within interest rate risk, the Company is most vulnerable to changes in the short-term U.S. prime interest rate because of the nature of its loan portfolio yields. The Company manages its interest rate risk through various tools, including monitoring of its interest sensitivity gap and use of purchased interest rate swaps and floors.

     The following table provides information about the Company's on-balance sheet financial instruments and derivative financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, investment securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities adjusted for prepayment assumptions based on the Company's historical experience and anticipated results of the impact of interest-rate fluctuations on the prepayment of mortgage-backed securities. Equity securities, with a fair value of $6,897,000 at December 31, 1998, are not included as they are not sensitive to changes in interest rates. For interest bearing deposits that have no contractual maturity, the table presents principal cash flows based on the Company's historical experience and management's judgment, as applicable, concerning their most likely withdrawal behaviors. For interest rate swaps and interest rate floors, the table presents notional amounts and, as applicable, weighted-average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

     Weighted-average variable rates represent the variable rates in effect at December 31, 1998.

                                                   Expected Maturity Date
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                   Estimated
(Amounts in thousands, except percentages)  1999       2000      2001       2002       2003     There-after    Total     Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Investment securities:
  Fixed rate                             $ 27,287    $13,820    $12,310    $ 8,804    $14,668     $ 49,652    $126,542     $127,840
  Average interest rate                      5.99%      5.77%      6.15%      5.83%      6.46%        6.38%       6.18%           -
  Variable rate                          $    361    $   350          -          -          -      $ 8,397    $  9,108     $  8,625
  Average interest rate                      3.59%      4.80%         -          -          -         6.22%       6.06%           -
Loans:
  Fixed rate                             $164,875    $81,907    $88,301    $34,506    $60,477     $ 58,411    $488,477     $488,885
  Average interest rate                      8.45%      9.21%      9.20%      9.57%      9.10%        9.11%       8.95%           -
  Variable rate                          $ 88,418    $23,551    $23,431    $10,288    $ 8,995     $144,860    $299,543     $299,543
  Average interest rate                      8.14%      8.55%      9.03%      9.25%      9.12%        9.04%       8.74%           -
Other interest bearing assets:
  Fixed rate                             $  2,376    $ 1,980          -          -          -            -    $  4,356     $  4,356
  Average interest rate                      5.86%      6.09%         -          -          -            -        5.96%           -
  Variable rate                          $ 32,949          -          -          -          -            -    $ 32,949     $ 32,949
  Average interest rate                      5.29%         -          -          -          -            -        5.29%           -

Liabilities
Interest bearing deposits and savings    $  2,455    $ 2,744    $ 4,899    $ 4,899    $ 4,899     $299,792    $319,688     $319,688
Average interest rate                        3.14%      3.14%      3.14%      3.14%      3.14%        3.14%       3.14%           -
Time deposits:
  Fixed rate                             $311,207    $85,444    $27,764    $13,429    $13,134     $  5,628    $456,606     $461,092
  Average interest rate                      5.29%      5.71%      5.75%      5.83%      5.09%        5.09%       5.40%           -
  Variable rate                          $    371    $   500          -          -          -            -    $    871     $    871
  Average interest rate                      4.40%      4.54%         -          -          -            -        4.48%           -
Long-term debt:
  Fixed rate                                    -    $10,000          -          -          -     $    815    $ 10,815     $ 11,292
  Average interest rate                         -       5.13%         -          -          -         7.74%       5.32%           -
  Variable rate                          $  2,000          -          -          -          -            -    $  2,000     $  2,000

  Average interest rate                        5.26%       -        -        -        -             -     5.26%           -

Interest Rate Derivatives
Interest rate swaps:
  Pay variable federal funds                $ 5,000  $10,000        -        -        -             -  $ 15,000         $211
     Rate
  Average pay rate                             5.02%    5.02%       -        -        -             -      5.02%           -
  Average receive rate                         5.74%    5.74%       -        -        -             -      5.74%           -
  Pay variable  LIBOR                       $ 5,000        -        -        -        -             -  $  5,000         $ 40
  Average pay rate                             5.91%       -        -        -        -             -      5.91%           -
  Average receive rate                         5.88%       -        -        -        -             -      5.88%           -
Purchased interest rate floors              $30,000  $80,000  $75,000        -        -             -  $185,000         $799
   Federal funds rate
  Average strike rate                          5.00%    4.75%    4.50%       -        -             -      4.69%           -

Independent Auditor's Report


The Board of Directors and Shareholders
Century South Banks, Inc.:

        We have audited the accompanying consolidated balance sheets of Century South Banks, Inc. and subsidiaries ("the Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Bank Corporation of Georgia and subsidiaries for the year ended December 31, 1996, which statements are combined with the consolidated financial statements of the Company as a result of the 1997 pooling-of-interests described in Note 2 to the consolidated financial statements, and which statements reflect total net interest income constituting 30 percent of the 1996 related consolidated amounts. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Bank Corporation of Georgia and subsidiaries, is based solely on the report of the other auditors.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century South Banks, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP
Atlanta, Georgia
January 22, 1999

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
                                                                               December 31,
(Amounts in thousands, except share and per share data)                      1998        1997
------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (note 3)                                        $   49,227   $   43,146
Federal funds sold                                                          29,430       33,870
Interest earning deposits in other banks                                     7,875       32,465
Investment securities (note 4):
 Available for sale                                                        117,177      138,592
 Held to maturity (fair value: 1998 - $27,521
   and 1997 - $41,153)                                                      26,384       40,212

Loans, net of unearned income (note 5)                                     788,020      758,731
 Less allowance for loan losses                                             11,631       12,339
------------------------------------------------------------------------------------------------------------------------------
   Loans, net                                                              776,389      746,392
------------------------------------------------------------------------------------------------------------------------------
Premises and equipment, net  (note 6)                                       23,686       26,849
Goodwill and other intangibles, net                                          4,637        7,284
Other assets (notes 7 and 10)                                               20,147       19,558
------------------------------------------------------------------------------------------------------------------------------
     Total assets                                                       $1,054,952   $1,088,368
------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
 Noninterest bearing demand deposits                                    $  135,788   $  129,418
 Interest bearing deposits (note 8)                                        777,165      830,918
------------------------------------------------------------------------------------------------------------------------------
     Total deposits                                                        912,953      960,336

Federal funds purchased                                                         --          160
Other short-term borrowings (note 9)                                            --        1,500
Long-term debt (note 9)                                                     12,815        6,920
Accrued expenses and other liabilities                                       9,853       10,314
------------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                     935,621      979,230
------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity (notes 2, 9, 11, 15, and 16):
Common stock-$1 par value.  Authorized 15,000,000 shares;
 issued 11,088,226 shares in 1998, 10,924,699 in 1997, and
  outstanding 11,002,327 shares in 1998 and 10,865,800
  shares in 1997                                                            11,088       10,925
Additional paid-in capital                                                  34,955       34,282
Retained earnings                                                           73,442       63,566
Common stock in treasury (85,899 and 58,899 shares in 1998
 and 1997, respectively), at cost                                           (1,051)        (306)
Accumulated other comprehensive income (note 18)                               897          671
------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                            119,331      109,138
------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (notes 2, 5, 11, 12 and 17)
     Total liabilities and shareholders' equity                         $1,054,952   $1,088,368
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

                                                                      Years ended December 31,
(Amounts in thousands, except per share data)                       1998       1997         1996
------------------------------------------------------------------------------------------------------------------------------
Interest income:
 Loans, including fees                                            $79,988    $75,771      $72,540
 Federal funds sold                                                 2,061      2,060        2,145
 Interest on deposits in other banks                                  732        818           61
 Investment securities:
   Taxable                                                          7,260      9,812        9,893
   Nontaxable                                                       1,894      2,345        2,622
------------------------------------------------------------------------------------------------------------------------------
     Total interest income                                         91,935     90,806       87,261
------------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits (note 8)                                                 38,117     39,742       38,157
 Federal funds purchased                                               30         30           63
 Long-term debt and other borrowings                                  394        576          823
------------------------------------------------------------------------------------------------------------------------------
     Total interest expense                                        38,541     40,348       39,043
------------------------------------------------------------------------------------------------------------------------------
   Net interest income                                             53,394     50,458       48,218

Provision for loan losses (note 5)                                  1,772      5,201        2,166
------------------------------------------------------------------------------------------------------------------------------
   Net interest income after provision for
     loan losses                                                   51,622     45,257       46,052
------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
 Service charges on deposit accounts                                6,044      5,834        5,451
 Securities gains, net (note 4)                                       393         23          215
 Other operating income (note 14)                                   8,772      4,552        4,027
------------------------------------------------------------------------------------------------------------------------------
     Total noninterest income                                      15,209     10,409        9,693
------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits (note 11)                          24,250     22,080       19,382
 Occupancy and equipment expense, net                               5,902      6,281        5,166
 Other operating expenses (note 14)                                14,565     13,895       13,248
------------------------------------------------------------------------------------------------------------------------------
     Total noninterest expense                                     44,717     42,256       37,796
------------------------------------------------------------------------------------------------------------------------------
   Income before income taxes                                      22,114     13,410       17,949

Income tax expense (note 10)                                        7,433      3,778        5,266
------------------------------------------------------------------------------------------------------------------------------

    Net income                                                    $14,681    $ 9,632   $   12,683
------------------------------------------------------------------------------------------------------------------------------
Net income per common share:
   Basic                                                            $1.34      $0.89        $1.18
   Diluted                                                          $1.32      $0.87        $1.15
------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding:
   Basic                                                           10,965     10,838       10,769
   Diluted                                                         11,161     11,101       11,001
------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity and Comprehensive Income Years ended December 31, 1998, 1997 and 1996

                                                                                                            Accumulated
                                                                 Additional           Unearned                 other
(Amounts in thousands,                  Comprehensive   Common    paid-in   Retained    ESOP     Treasury   comprehensive
except per share data)                     Income      stock (1)  capital   earnings   shares    stock (2)     income       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at
   December 31, 1995                                    $10,678   $32,444    $48,360   $(497)    $(337)        $1,091       $91,739
Comprehensive income:
   Net income                             $12,683            -          -     12,683       -          -             -        12,683
   Other comprehensive income (loss) due to
      unrealized losses on investment
      securities                             (877)           -          -          -        -          -         (877)         (877)

                                          -------
          Total comprehensive income      $11,806
                                          =======
Cash dividends declared -
  $0.3975 per share                                          -          -     (3,085)       -          -            -        (3,085)

Issuance of common stock
  of pooled subsidiary
  for acquisition                                          201      1,584          -        -          -            -         1,785
Exercise of stock options                                    9         23          -        -          -            -            32
Principal payments on
  ESOP loan (note 11)                                        -          -          -      164          -            -           164
Cash dividends of
  pooled subsidiary
  prior to acquisition                                       -          -       (227)       -          -            -          (227)

                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1996                           $10,888     $34,051   $57,731    $(333)    $ (337)        $214      $102,214
Comprehensive income:
   Net income                             $ 9,632           -            -     9,632        -          -            -         9,632
   Other comprehensive income due to
     unrealized gains on investment
     securities                               457           -            -         -        -           -         457           457
                                          -------
          Total comprehensive income      $10,089
                                          -------
Cash dividends declared -
  $0.4175 per share                                         -            -    (3,568)       -           -           -        (3,568)

Exercise of stock options                                  37          119         -        -           -           -           156
Stock option tax benefit                                    -           38         -        -           -           -            38
Issuance of stock under
  incentive plan                                            -           74         -        -          31           -           105
Principal payments on
  ESOP loan (note 11)                                       -            -         -      333           -           -           333
Cash dividends of pooled subsidiary
  prior to acquisition                                      -            -      (229)       -           -           -          (229)

                                                      -----------------------------------------------------------------------------
Balance at December 31, 1997                          $10,925      $34,282   $63,566     $  -       $(306)       $671      $109,138
Comprehensive income:
   Net income                             $14,681           -            -    14,681        -           -           -        14,681
   Other  comprehensive income due
      unrealized gains on investment
      securities                              226           -            -         -        -           -         226           226
                                          -------
          Total comprehensive income      $14,907
                                          -------
Cash dividends declared -
  $0.4375 per share                                         -            -    (4,805)       -           -           -        (4,805)

Exercise of stock options                                 163          673         -        -           -           -           836
Purchase of treasury stock                                  -            -         -        -        (745)          -          (745)


Balance at December 31, 1998                          $11,088      $34,955   $73,442     $  -     $(1,051)       $897      $119,331

(1) Common shares issued: 11,088 shares at December 31, 1998, 10,925 shares at December 31, 1997, 10,888 shares at December 31, 1996, and 10,678 shares at December 31, 1995.
(2) Common stock held in treasury: 86 shares at December 31, 1998, 59 shares at December 31, 1997, 65 shares at December 31, 1996 and 1995.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

                                                                      Years ended December 31,
(Amounts in thousands)                                               1998       1997        1996
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                       $  14,681   $  9,632    $ 12,683
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                          1,772      5,201       2,166
   Write-downs and other (gains) losses on sale of other
     real estate                                                       (212)      (164)         89
   Depreciation                                                       2,717      2,908       2,278
   Amortization and accretion, net                                      874        722         676
   Minority interest in earnings of subsidiary                           --         --          47
   Securities gains, net                                               (393)       (23)       (215)
   Gain on sale of mortgage servicing rights                             --         --        (224)
   Gain on sale of subsidiary bank                                     (670)        --          --
   Gain on sale of branch                                              (847)        --          --
   Deferred income tax expense (benefit)                                 89       (902)       (608)
   Decrease (increase) in other assets                                1,281     (1,789)     (2,192)
   Increase (decrease) in accrued expenses and  other
     liabilities                                                         71       (402)       (881)
--------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                       19,363     18,761      13,819
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of investment securities available
   for sale                                                           1,059      7,351      17,636
 Principal collections and maturities of investment
   securities available for sale                                     68,315     39,309      36,118
 Principal collections and maturities of investment
   securities held to maturity                                       13,195      5,259      11,568
 Proceeds from maturities of interest earning deposits
   with banks                                                       192,033     41,305       2,235
 Purchases of investment securities held to maturity                   (200)    (1,785)     (1,618)
 Purchases of investment securities available for sale              (50,780)   (35,134)    (64,041)
 Investment in interest earning deposits with banks                (167,849)   (54,451)    (21,101)
 Proceeds from sales of other real estate                             3,549      2,103         645
 Net increase in loans                                              (62,839)   (65,340)    (41,054)
 Purchase of premises and equipment                                  (3,111)    (1,869)     (6,151)
 Proceeds from sales of premises and equipment                        1,425        285         105
 Proceeds from sale of mortgage servicing rights                         --         --         108
 Net cash (paid) received from (sale)/acquisition of
   branch                                                           (15,065)        --      12,688
 Net cash disbursed for sale of bank subsidiary                     (10,984)        --          --
 Cash paid to dissenting and fractional shareholders
   of subsidiaries
          in connection  with acquisitions of the subsidiaries           --         --        (121)
--------------------------------------------------------------------------------------------------
     Net cash used in investing activities                          (31,252)   (62,967)    (52,983)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Net increase in deposits                                            13,934     31,365      61,751
 Net (decrease) increase in federal funds purchased                    (160)      (840)      1,000
 Proceeds from issuance of long-term debt and other
   borrowings                                                        13,125      6,236       5,414
 Payments on long-term debt and other borrowings                     (8,730)    (6,206)    (17,538)
 Dividends paid to shareholders                                      (4,730)    (3,431)     (3,272)
 Proceeds from issuance of common stock                                 836        156          32
 Purchase of treasury stock                                            (745)        --          --
--------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                       13,530     27,280      47,387
--------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents             1,641    (16,926)      8,223
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                       77,016     93,942      85,719
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          $  78,657   $ 77,016    $ 93,942
--------------------------------------------------------------------------------------------------

Supplemental disclosures of cash paid during the year for:
 Interest                                                         $  38,837   $ 40,165    $ 39,738
 Income taxes                                                     $   6,751   $  5,201    $  6,133
--------------------------------------------------------------------------------------------------
Supplemental schedule of noncash investing and
  financing activities:
 Real estate acquired through foreclosure                         $   7,039   $  3,962    $  2,799
 Real estate sold and financed by the Company                     $   1,819   $  1,784    $  1,712
 Net reduction in guaranteed ESOP loan recorded
   in shareholders' equity                                        $      --   $    333    $    164
--------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
December 31, 1998, 1997 and 1996


Note 1. Summary of Significant Accounting Policies

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

Business

The Company provides a full range of banking services to individual and corporate customers through its banking subsidiaries in Georgia and Tennessee. The Company is subject to competition from other financial institutions, is subject to the regulations of certain Federal and state agencies, and undergoes periodic examinations by those regulatory agencies.

Basis of Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiaries. The Company has eleven wholly-owned bank subsidiaries predominantly involved in commercial banking activities. All significant intercompany accounts and transactions are eliminated in consolidation.

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and real estate acquired through foreclosure, management obtains independent appraisals and reviews available market data such as comparable sales and recent market trends through discussions with local real estate professionals.

Cash and Cash Equivalents

Cash equivalents include due from banks and federal funds sold. Generally, federal funds are sold for periods of less than 90 days.

Investment Securities

The Company has classified its investment securities in two categories: available for sale or held to maturity. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities are classified as available for sale. The classification of investment securities is determined at the date of purchase.

  Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses, net of the related income tax effects, on securities available for sale are excluded from earnings and are reported as accumulated other comprehensive income within shareholders' equity until realized.

  Available for sale securities transferred into the held to maturity category are recorded at fair value at date of transfer. The related unrealized holding gain or loss at date of transfer is reported as a component of shareholders' equity and is amortized over the remaining life of the security as an adjustment of yield.

  Mortgage-backed securities held to maturity are recorded at their unpaid principal balances, adjusted for unamortized premiums and unaccreted discounts. Mortgage-backed securities available for sale are recorded at their estimated fair value. Principal repayments received on mortgage-backed securities are included in proceeds from maturities of investment securities in the consolidated statements of cash flows for the available for sale securities and held to maturity securities, as applicable.

  A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. At December 31, 1998, the Company did not have any securities with other than temporary impairment for which a new cost basis had not been established.

  Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method and prepayment assumptions. Dividend and interest income are recognized when earned. Realized gains and losses for investment securities sold are recognized on the settlement date and are derived using the specific identification method for determining the cost of securities sold. The financial statement impact of settlement date accounting versus trade date accounting is immaterial.

Loans and Interest Income

Loans are recorded at principal amounts outstanding, net of unearned income, purchase discounts and the allowance for loan losses. Interest income on loans is recognized on a level yield basis.

  Loan fees, net of certain direct origination costs, are deferred and amortized over the estimated terms of the loans using a method which approximates a level yield. Discounts on loans purchased are amortized into income over the estimated terms of the loans using a method which approximates level yield.

  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on a loan is discontinued when reasonable doubt exists as to the full collection of interest or principal, or it becomes contractually in default for 90 days or more as to either interest or principal unless it is both well secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued and uncollected interest for the year in which the loan is placed on nonaccrual status is charged to interest income on loans with the balance, if any, charged to the allowance for loan losses, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Nonaccrual loans may only be returned to accruing status when, in management's judgment, they are determined to be fully collectible.

  Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

  A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the ultimate collectibility of an impaired loan's principal is in doubt, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that interest has not been previously recognized. Additional future cash receipts are recorded as recoveries of any amounts previously charged off.

Allowance for Loan Losses

The allowance for loan losses is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy of collateral, and such other factors which in management's judgment, deserve recognition in estimating loan losses. Loans are charged to the allowance when, in the opinion of management, such loans are deemed to be uncollectible. Subsequent recoveries are added to the allowance.

  A substantial portion of the Company's loans is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, and southwestern North Carolina. In addition, a substantial portion of the Company's real estate acquired through foreclosure is located in these same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the Company's real estate acquired through foreclosure are susceptible to changes in market conditions in these markets.

  Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in northern, middle and coastal Georgia, southeastern Tennessee, and southwestern North Carolina. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment, including the cost of purchased computer software, are stated at cost less accumulated depreciation and amortization which are computed using straight-line or accelerated methods over the estimated useful lives of the related assets, which range from three to forty years.

Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure is reported at the lower of cost or fair value, adjusted for estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral, as adjusted, is treated as a loan loss. Further deterioration in the fair value of real estate acquired through foreclosure during the disposition period is charged to other operating expenses.

Goodwill and Other Intangibles

Goodwill is being amortized using the straight-line method over periods ranging from 15 to 20 years.

   Other acquired intangible assets, such as core deposit premiums, are amortized over the periods benefited, ranging from seven to twelve years.

   Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced. Goodwill and core deposit premiums are reviewed for impairment on the basis of whether these assets are fully recoverable from expected undiscounted cash flows of the related businesses.

Derivative Financial Instruments

The Company uses derivative financial instruments to swap floating rate assets or liabilities to fixed rate and to hedge the interest rate spread between assets and liabilities. These transactions serve to better match the repricing characteristics of various assets and liabilities, reduce spread risk, adjust overall rate sensitivity and enhance net interest income.

     Interest rate swaps, purchased floors, and purchased caps are accounted for on an accrual basis, and the net interest differential, including amortization of premiums paid, if any, is recognized as an adjustment to interest income or expense of the related designated asset or liability. Changes in fair values of the swaps, purchased floors, or purchased caps are not recorded in the consolidated statements of income because these agreements are being treated as a synthetic alteration of the designated assets or liabilities. The Company considers its interest rate swaps to be a synthetic alteration of an asset or liability as long as (i) the swap is designated with a specific asset or liability or finite pool of assets or liabilities; (ii) there is a high correlation, at inception and throughout the period of the synthetic alteration, between changes in the interest income or expense generated by the swap and changes in the interest income or expense generated by the designated asset or liability; (iii) the notional amount of the swap is less than or equal to the principal amount of the designated asset or liability; and (iv) the swap term is less than or equal to the remaining term of the designated asset or liability. The criteria for consideration of a floor or cap as a synthetic alteration of an asset or liability are generally the same as those for a swap arrangement.

     If the swap, floor, or cap arrangements are terminated before their maturity, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the designated asset or liability as an adjustment to interest income or expense. If the designated asset or liability is sold or matures, the swap agreement is marked to market and the gain or loss is included in the gain or loss on the sale/maturity of the designated asset or liability. Changes in the fair value of any undesignated swaps, floors, and caps are included in other income in the consolidated statements of income.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations. In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), was issued. SFAS 123 allows entities to continue to apply the provisions of APB Opinion 25 for recognizing stock-based compensation expense in the basic financial statements. However, companies are encouraged to adopt a new accounting method based on the estimated fair value of stock-based compensation. Companies that do not follow the new fair value based method are required to provide expanded disclosures in the notes to the financial statements. The Company has elected to continue to apply the provisions of APB Opinion 25 and follow the disclosure provisions of SFAS 123.

Earnings Per Share

In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 supersedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS").

  Basic EPS excludes dilution and is computed by dividing net income by the weighted average shares outstanding. Diluted EPS is computed by dividing net income by the weighted average shares outstanding plus 196,000, 263,000, and 232,000 potential shares in 1998, 1997, and 1996, respectively upon the potential exercise of dilutive options assuming the exercise proceeds have been used to repurchase shares pursuant to the treasury stock method.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS No. 133 on the Company's financial statements upon adoption.

  In October, 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by
a Mortgage-Banking Enterprise, an Amendment of FASB Statement No. 65.   SFAS No.
134 is effective for the first quarter beginning after December 15, 1998. The Company does not believe the provisions of SFAS No. 134 will have a significant impact on the financial statements upon adoption.

Note 2. Business Combinations

On November 30, 1998, the Company sold its subsidiary, First National Bank of Union County, to Appalachian Bancshares, Inc. in Ellijay, Georgia, for a sales price of $6,100,000, resulting in a net gain of $670,000.

  On July 9, 1998, the Company and Independent Bancorp, Inc., with assets of approximately $92 million, signed a letter of intent to merge their two respective bank holding companies. Under the proposed merger, Independent Bancorp shareholders will receive 3.2411 shares of the Company's stock for each share of Independent Bancorp stock. The merger should be completed by early in the second quarter of 1999.

  A significant subsequent event will occur with the merging of the charters of two bank subsidiaries at the close of business on February 12, 1999. The charters of Georgia First Bank in Gainesville, Georgia and Gwinnett National Bank in Duluth, Georgia will merge. All financial information will be consolidated into one charter which will be named Georgia First Bank, N.A.

  On December 16, 1997, the Company merged with Bank Corporation of Georgia ("BCGA"), a bank holding company located in Macon, Georgia and its subsidiary banks, First South Bank, N.A. ("FSB") based in Macon, Georgia and Ameribank, N.A. ("AMB") based in Savannah, Georgia. The Company issued 3,069,993 shares of its common stock in exchange for all of the issued and outstanding shares of BCGA.

  This acquisition has been accounted for as a pooling of interests and, accordingly, financial information preceding the dates of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's financial statements for the years ended December 31, 1997 and 1996 have been restated for the merger with BCGA as follows:

(Amounts in thousands)                                                    1997             1996
------------------------------------------------------------------------------------------------------------------------------
Net interest income:
  Century South Banks, Inc. exclusive of
     pre-acquisition amounts                                               $34,817          $33,661
  Bank Corporation of  Georgia and
     Subsidiaries  (a)                                                      15,641           14,557
------------------------------------------------------------------------------------------------------------------------------
        Total                                                              $50,458          $48,218
------------------------------------------------------------------------------------------------------------------------------

Net Income:
  Century South Banks, Inc. exclusive of
     pre-acquisition amounts                                              $ 4,761          $ 9,370
  Bank Corporation of  Georgia and
     Subsidiaries  (a)                                                      4,871            3,313
----------------------------------------------------------------------------------------------------------------------------
        Total                                                             $ 9,632          $12,683
----------------------------------------------------------------------------------------------------------------------------

(a) The 1997 balances reflect the results of operations for the year ended December 31, 1997, as the post-merger 1997 results are immaterial.

   In June 1996, BCGA completed the acquisition of Effingham Bank & Trust ("Effingham") located in Rincon, Georgia. BCGA issued 204,928 shares (equivalent of 276,653 Company shares) of its common stock in exchange for all of the issued and outstanding shares of Effingham except for dissenting and fractional shares for which BCGA paid $53,352 in cash. This acquisition was accounted for as a pooling of interests.

   As of March 1996, BCGA owned 67 % of the common stock of AmeriCorp, Inc. the parent company of AMB. In March 1996, BCGA acquired the minority interest in AmeriCorp, Inc. and issued 149,215 shares (equivalent of 201,440 Company shares) for all of the remaining outstanding shares of AmeriCorp, Inc. except for dissenting and fractional shares, for which BCGA paid $67,432 in cash. This acquisition was accounted for as a purchase.

   In February 1996, AMB acquired certain assets and assumed certain liabilities of the Bank South, N.A., Victory Drive branch in Savannah, Georgia. Bank South paid to AMB $12,688,000 as consideration for this transaction. The acquisition was accounted for as a purchase.

Note 3. Restricted Cash

Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of approximately $5,544,000 and $6,346,000 were maintained to satisfy regulatory requirements as of December 31, 1998 and 1997, respectively.

Note 4. Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by security type at December 31, 1998 and 1997 are as follows:

                                                                                     1998
                                                         --------------------------------------------------------------
                                                                            Gross              Gross
                                                         Amortized       unrealized         unrealized       Estimated
(Amounts in thousands)                                      Cost            gains             losses         fair value
-----------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury and U.S. Government agencies             $ 51,179        $1,021              $  --             $ 52,200
  State, county and municipal securities                    8,751           253               (146)               8,858
  Mortgage-backed securities                               14,880           204                 (5)              15,079
  Other debt securities                                    34,456            52               (365)              34,143
  Equity securities                                         6,374           528                 (5)               6,897
                                                         --------------------------------------------------------------
                                                         $115,640        $2,058              $(521)            $117,177
                                                         ==============================================================
Held to maturity:
  U.S. Treasury and U.S. Government agencies             $    920        $   28              $  (1)            $    947
  State, county and municipal securities                   22,831         1,035                 --               23,866
  Mortgage-backed securities                                  686            17                 (1)                 702
  Other debt securities                                     1,947            59                 --                2,006
                                                         --------------------------------------------------------------
                                                         $ 26,384        $1,139              $  (2)            $ 27,521
                                                         ==============================================================
                                                                                  1997
                                                         --------------------------------------------------------------
                                                                            Gross             Gross
                                                         Amortized       unrealized         unrealized       Estimated
(Amounts in thousands)                                      Cost            gains             losses         fair value
-----------------------------------------------------------------------------------------------------------------------
Available for sale:
  U.S. Treasury and U.S. Government agencies             $ 95,647        $  837              $ (77)            $ 96,407
  State, county and municipal securities                   11,240           270                (18)              11,492
  Mortgage-backed securities                               16,806           247                (17)              17,036
  Other debt securities                                     7,916            43                (72)               7,887
  Equity securities                                         5,673           121                (24)               5,770
                                                         --------------------------------------------------------------
                                                         $137,282        $1,518              $(208)            $138,592
                                                         ==============================================================
Held to maturity:
  U.S. Treasury and U> S> Government agencies            $  8,813        $   98              $ (18)            $  8,893
  State, county and municipal securities                   27,630           859                (94)              28,395
  Mortgage-backed securities                                1,729            27                 (3)               1,753
  Other debt securities                                     2,040            72                 --                2,112
                                                         --------------------------------------------------------------
                                                         $ 40,212        $1,056              $(115)            $ 41,153
                                                         ==============================================================

   Included as a component of amortized cost the unamortized portion of unrealized gains, which occurred when the Company transferred available for sale securities to the held to maturity category in previous years. These amounts approximated $196,000 and $213,000 at December 31, 1998 and 1997, respectively.

   The amortized cost and estimated fair values of investment securities at December 31, 1998, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and other investment securities which have prepayment provisions are assigned to maturity categories based on their estimated average lives.

                                                     Amortized  Estimated
        (Amounts in thousands)                         cost     fair value
        ------------------------------------------------------------------
        Available for sale:
           Due in one year or less                    $ 22,499    $ 22,679
           Due after one year through five years        51,935      52,942
           Due after five years through ten years        3,420       3,583
           Due after ten years                          31,412      31,076
           Equity securities                             6,374       6,897
        ------------------------------------------------------------------
                                                      $115,640    $117,177
        ------------------------------------------------------------------
        Held to maturity:
           Due in one year or less                    $  3,949    $  4,040
           Due after one year through five years        12,899      13,435
           Due after five years through ten years        8,408       8,804
           Due after ten years                           1,128       1,242
        ------------------------------------------------------------------
                                                      $ 26,384    $ 27,521
        ------------------------------------------------------------------

   Proceeds from sales of securities available for sale during 1998, 1997 and 1996 were $1,059,000, $7,351,000 and $17,636,000 respectively. Securities gains, net for 1998, 1997 and 1996 included gross realized gains of approximately $396,000, $48,000, and $248,000, and gross realized losses of approximately $3,000, $25,000, and $33,000, respectively.

   Securities with a carrying value of approximately $82,214,000 in 1998 and $114,411,000 in 1997, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

Note 5. Loans

Loans outstanding, by classification, are summarized as follows at December 31:

        (Amounts in thousands)                       1998      1997
        ------------------------------------------------------------------
        Commercial, financial, and agricultural    $120,138   $138,324
        Real estate-construction                     95,035     86,086
        Real estate-mortgage                        488,645    446,333
        Consumer installment                         84,823     89,072
        ------------------------------------------------------------------
                                                    788,641    759,815
        Less: Unearned income                           621      1,084
              Allowance for loan losses              11,631     12,339
        ------------------------------------------------------------------
                Net loans                          $776,389   $746,392
        ------------------------------------------------------------------

   At December 31, 1998 and 1997, the Company was servicing commercial loans for others totaling $5,833,000 and $10,318,000, respectively.

   At December 31, 1998, outstanding commitments included commitments to fund commercial, consumer, real estate-construction, and real estate-mortgage loans of approximately $85,403,000. It is the opinion of management that such commitments do not involve more than the normal credit risk.

   Transactions in the allowance for loan losses are summarized as follows for the years ended December 31, 1998, 1997, and 1996.

       (Amounts in thousands)                          1998       1997       1996
       ---------------------------------------------------------------------------
       Balance at beginning of year                   $12,339    $10,414    $ 9,700
       Provision charged to operating expense           1,772      5,201      2,166
       Recoveries on loans previously charged off         732        468        638
       Allowance for loan losses of loans of bank
         subsidiary sold                                 (558)         -          -
       Loans charged off                               (2,654)    (3,744)    (2,090)
       ----------------------------------------------------------------------------
       Balance at end of year                         $11,631    $12,339    $10,414
       ----------------------------------------------------------------------------

   Nonaccrual loans amounted to $3,997,000 at December 31, 1998 and $4,595,000 at December 31, 1997. The approximate effect on interest income of nonaccrual loans for the years ended December 31, 1998, 1997, and 1996 is summarized as follows:

       (Amounts in thousands)                               1998    1997   1996
       ---------------------------------------------------------------------------
       Interest at contractual rate                        $1,294  $1,615  $ 585
       Less interest recorded as income                     1,053   1,406    334
       ---------------------------------------------------------------------------
       Reduction of interest income                        $  241  $  209  $ 251
       ---------------------------------------------------------------------------

   Impaired loans and related amounts included in the allowance for loan losses at December 31, 1998 and 1997 are as follows:

                                                   1998                  1997
                                            Principal            Principal
          (Amounts in thousands)            Balance  Allowance   Balance   Allowance
------------------------------------------------------------------------------------
Impaired loans, with a related allowance     $  963       $221     $1,460       $463
Impaired loans, without allowance             3,858         --      6,512         --
------------------------------------------------------------------------------------
 Total                                       $4,821       $221     $7,972       $463
------------------------------------------------------------------------------------

   The allowance amounts were primarily determined using the fair value of the related collateral.

   The average recorded investment in impaired loans for the year ended December 31, 1998 was $4,926,000. Interest income of approximately $433,000 was recognized on impaired loans for the year ended December 31, 1998.

   The average recorded investment in impaired loans for the year ended December 31, 1997 was $6,373,000. Interest income of approximately $765,000 was recognized on impaired loans for the year ended December 31, 1997.

   The average recorded investment in impaired loans for the year ended December 31, 1996 was $6,298,000. The interest income on impaired loans for the year ended December 31, 1996 was approximately $461,000.

   The Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 1998:

            (Amounts in thousands)
            ---------------------------------------------------------------------
            Balance at December 31, 1997                                  $37,774
            Adjustment due to changes in related parties                     (949)
            ---------------------------------------------------------------------
            Adjusted balance at December 31, 1997                          36,825
            New loans                                                      29,978
            Repayments                                                     18,482
            ---------------------------------------------------------------------
            Balance at December 31, 1998                                  $48,321
            ---------------------------------------------------------------------

Note 6. Premises and Equipment

Premises and equipment at December 31, 1998 and 1997 are summarized as follows:

            (Amounts in thousands)                         1998       1997
            ---------------------------------------------------------------------
             Land                                         $  4,440   $  5,602
             Buildings and improvements                     18,100     20,284
             Furniture and equipment                        17,216     19,327
             Leasehold improvements                            417        360
             Construction in progress                          508        252
             --------------------------------------------------------------------
                                                            40,681     45,825
             Accumulated depreciation and amortization     (16,995)   (18,976)
             -------------------------------------------------------------------
                                                          $ 23,686   $ 26,849
             -------------------------------------------------------------------

Note 7. Real Estate Acquired Through Foreclosure

Real estate acquired through foreclosure, in the net amount of $4,686,000 and $2,803,000 at December 31, 1998 and 1997, respectively, is included in other assets.

Note 8. Interest Bearing Deposits
A summary of interest bearing deposits at December 31, 1998 and 1997 is as follows:

             (Amounts in thousands)                          1998      1997
            ---------------------------------------------------------------------
            Interest bearing demand deposits                $146,346  $157,335
            Money market accounts                            120,608   104,708
            Savings deposits                                  52,734    64,162
            Certificates of deposit and individual retirement
               accounts of $100 or more                      127,506   130,405
            Other individual retirement accounts              48,588    52,804
            Other certificates of deposit                    281,383   321,504
            ---------------------------------------------------------------------
                                                            $777,165  $830,918
            ---------------------------------------------------------------------

   Interest expense on certificates of deposit and individual retirement accounts of $100,000 or more was approximately $7,539,000, $5,851,000, and $7,151,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

Note 9. Long-Term Debt and Short-Term Borrowings

Short-term borrowings at December 31, 1998 and 1997 consist of the following:

(Amounts in thousands)                                           1998       1997
--------------------------------------------------------------------------------
Credit facility with a bank at prime less 100 basis points with maximum borrowing of up to $15,000; interest payable monthly;
 maturing January 30, 1998; secured by the common stock of
 three bank subsidiaries                                        $ --      $1,500

   A summary of long-term debt at December 31, 1998 and 1997 is as follows:

                     (Amounts in thousands)                         1998     1997
-----------------------------------------------------------------------------------------
Credit facilities with Federal Home Loan Banks with maximum
   borrowings of up to $66,000, secured by qualified real
     estate loans:
   Fixed rate of 7.74%, with monthly principal payments of $8,
       Maturing September 1, 2006                                      780     881
   Fixed rate of 5.16%, maturing November 20, 2000                   5,000      --
   Fixed rate of 5.83%, maturing January 2, 1998                        --   2,000
   Variable rate based on monthly LIBOR $2,000 maturing on
       January 13, 1999                                              2,000   4,000
   Fixed rate of 5.11%, maturing November 20, 2000                   5,000      --
Other notes payable with a fixed rate of 8.75%, maturing on
       May 4, 2005                                                      35      39
-----------------------------------------------------------------------------------------
       Total long-term debt                                        $12,815  $6,920
-----------------------------------------------------------------------------------------

   The provisions of the loan and security agreements associated with certain of the promissory notes restrict, within specified limits, the Company from, among other things, incurring borrowings and the sale or transfer of assets without prior written consent. At December 31, 1998, the Company was in compliance with the covenants of the aforementioned loan and security agreements.

   Required principal payments on long-term debt for years subsequent to December 31, 1998 are: 1999 - $2.1 million; 2000 - $10.1 million; 2001 - $0.1 million; 2002 - $0.1 million; 2003 - $0.1 million; and thereafter $0.3 million.

Note 10. Income Taxes

The components of income tax expense (benefit) are as follows:

               (Amounts in thousands)             1998    1997     1996
               ---------------------------------------------------------------
                Current:
                  Federal                        $6,740  $4,472   $5,617
                  State                             604     208      257
               ---------------------------------------------------------------
                                                  7,344   4,680    5,874
               ---------------------------------------------------------------
                Deferred:
                  Federal                            76    (768)    (518)
                  State                              13    (134)     (90)
               ---------------------------------------------------------------
                                                     89    (902)    (608)
               ---------------------------------------------------------------
                                                 $7,433  $3,778   $5,266
               ---------------------------------------------------------------

   The following is a summary of the differences between the income tax expense as shown in the consolidated statements of income and income tax expense that would result from applying the statutory Federal income tax rate of 35% in 1998, 1997 and 1996 to income before income taxes:

(Amounts in thousands)                                     1998     1997     1996
-----------------------------------------------------------------------------------
Computed "expected" tax expense                           $7,740   $4,693   $6,282
Increase (decrease) resulting from:
   Tax-exempt interest                                      (682)    (841)    (903)
   Amortization of goodwill and other intangibles            197      154      134
   Acquisition costs                                          12       83       31
   State income tax, net of federal income tax benefit       401       48      108
   Tax-exempt portion of gain on sale of subsidiary         (238)      --       --
   Changes in valuation allowance                             --       --     (552)
   Other, net                                                  3     (359)     166
-----------------------------------------------------------------------------------
                                                          $7,433   $3,778   $5,266
-----------------------------------------------------------------------------------

   The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 1998 and 1997 are presented below:

(Amounts in thousands)                                                1998    1997
-----------------------------------------------------------------------------------
Deferred income tax assets:
 Allowance for losses on real estate acquired through foreclosure    $   72  $  110
 Deferred compensation                                                  227     238
 Allowance for loan losses                                            4,061   3,979
 Unearned income                                                        107      92
 Net operating losses                                                 1,155   1,537
 Tax credits                                                            124     124
 Other                                                                  202      92
-----------------------------------------------------------------------------------
 Total gross deferred income tax assets                               5,948   6,172
-----------------------------------------------------------------------------------

Deferred income tax liabilities:
 Net unrealized gains on investment securities                          551     422
 Depreciation                                                           848     937
 Other, net                                                             109     156
-----------------------------------------------------------------------------------
   Total gross deferred income tax liabilities                        1,509   1,515
-----------------------------------------------------------------------------------
   Net deferred income tax assets                                    $4,439  $4,657
-----------------------------------------------------------------------------------


   There was no valuation allowance for deferred tax assets at December 31, 1998 or 1997.

   In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences resulting in the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

     Consolidated Federal and Georgia tax net operating losses, approximating $2,588,000 and $6,708,000 at December 31, 1998, respectively, are available to offset future consolidated taxable income. The use of these carryforwards is limited to future consolidated taxable earnings and to annual limitations imposed by the Internal Revenue Code. The Company may use no more than $1,007,000 annually of its remaining Federal and State of Georgia net operating losses which begin to expire in 2003.

Note 11. Employee Benefits
--------------------------
(a) Employee Benefit Plans

The Company provides a contributory, trusteed 401(k) profit sharing and employee stock ownership plan to substantially all full-time employees. In April 1998, the CSBI employee stock ownership plan merged with the CSBI 401(k) plan. Other retirement plans of acquired subsidiaries merged with the surviving CSBI 401(k) plan in August 1998. Annual employer contributions to the plan are determined at the discretion of the Board of Directors of the Company and its subsidiaries. Contributions expense to the Company's 401(k) plan for 1998 totaled approximately $516,000. In prior years, aggregate contributions and compensation expenses relating to the plans were approximately $512,000 and $473,000 in 1997 and 1996, respectively.

(b) Stock Option Plans

In April 1994, the Company adopted the Century South Banks, Inc. Incentive Stock Option Plan ("ISOP") under which the Compensation Committee of the Board of Directors has the authority to grant stock options to key employees of the Company. Five hundred thousand shares of common stock are reserved for issuance under the ISOP. Recipients of the options are fully vested upon grant of the options or over periods ranging from one to ten years. Options are granted with exercise prices at least equal to the fair value of a share of stock on the grant date and with a maximum term of ten years.

   BCGA had a fixed stock option plan under which stock options were granted with exercise prices approximating market value of its common stock at the grant date. Outstanding options under this plan were exchanged for options for Company common stock on an equivalent basis to shares exchanged in connection with the merger discussed in note 2. Such options vest over periods ranging from two to five years and have a maximum term of ten years.

   A summary of the status of the Company's ISOP and other fixed stock option plans as of December 31, 1998, 1997, and 1996 and changes during the years ended on those dates is presented below:

                                             1998                             1997                           1996
-------------------------------------------------------------------------------------------------------------------------------
                                            Weighted                         Weighted                      Weighted
                                             Average                         Average                        Average
                                     Shares          Exercise Price    Shares     Exercise Price      Shares     Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
Fixed Stock Options
Outstanding at beginning of year    372,471              $ 7.00        375,318    $ 5.72              327,098       $4.98
Granted                              65,000               30.23         33,375     18.30               57,501        9.24
Exercised                          (159,983)               5.11        (36,222)     4.31               (9,281)       3.58
Cancelled                               --                  --             --        --                   --         --
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year          277,488               13.52        372,471    $ 7.00              375,318       $5.72
Options exercisable at year-end     231,963               12.89        296,065    $ 5.22              313,725       $4.79
------------------------------------------------------------------------------------------------------------------------------


   The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                          Weighted
                                          Weighted        Average                              Weighted
                           Range of       Average        Remaining                              Average
 Number Outstanding   Exercise Prices  Exercise Price  Contractual Life  Number Exercisable  Exercise Price
-----------------------------------------------------------------------------------------------------------
      123,676           4.29- 6.33          5.65           3.65               123,676             5.65
       43,287           7.41-12.00          7.56           4.31                43,287             7.56
      110,525          12.22-33.00         30.23           9.13                65,000            30.23


   The per share weighted-average fair value of stock options granted during 1998, 1997, and 1996 was $15.07, $7.23, and $5.33, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions: expected life of nine years, expected dividend yield of 2.32% in 1998 and 2.55% in 1997 and 1996, risk free interest rate of 5.80% in 1998 and 5.70% in 1997 and 1996, and an expected volatility of 36.58%, 31.14%, and 29.60%, for each of the years ended December 31, 1998, 1997, and 1996, respectively.

   (C)  Stock Award Plan

   On April 1, 1998, the Board of Directors of the Company adopted the Century South Banks, Inc. 1998 Executive Stock Plan (the "Executive Stock Plan") which was approved by the shareholders on May 13, 1998. The purpose of the Executive Stock Plan is to encourage and provide an additional incentive to officers and other key employees of the Company to increase the value of the Company and its common stock by permitting them to acquire a significant equity interest in the Company. Up to 3.5% of the outstanding shares have been reserved for issuance in connection with awards granted under the Executive Stock Plan. Such shares may be awarded from authorized and unissued shares or from previously issued shares, which are acquired in open market purchases. The Executive Stock Plan provides for the issuance of shares of common stock through grants of options to purchase common stock, grants of stock appreciation rights and grants of restricted stock.

   In July 1998, 233,000 shares of restricted stock were granted under the plan. In October 1998, 4,000 shares were granted to become effective in 1999 subject to the attainment of certain performance measures. Shares granted under the plan are not considered earned until the performance measures are met. Upon earning of the awards, the awards are subject to a service condition and vest over periods of up to ten years. The recipient of the awards is entitled to the dividends on shares once share awards are earned.

   The Company applies the provisions of APB Opinion No. 25 in accounting for the fixed stock option plans and accordingly, compensation costs using the fair-value based method provided by SFAS 123 for the options granted during the three years ended December 31, 1998 have not been recognized in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

Years ended December 31,         1998     1997      1996
------------------------------------------------------------
Net income (in thousands):
    As reported                $14.681   $9,632   $12,683
    Pro forma                   14,595    9,581    12,545

Diluted net income per share:
     As reported               $  1.32   $ 0.87   $  1.15
     Pro forma                 $  1.31   $ 0.86   $  1.14

     Pro forma amounts reflect only options granted in 1998, 1997, 1996, and 1995. The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above. The pro forma net income amounts above do not include compensation cost for options granted prior to January 1, 1995.

Note 12. Commitments and Contingencies

In the normal course of business, the Company's various subsidiaries have entered into commitments to extend credit which are not reflected in the accompanying financial statements, including approximately $3,924,000 under standby letters of credit at December 31, 1998. It is the opinion of management that such commitments do not involve more than the normal credit risk.

The Company and its subsidiaries are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, based in part on the advice of counsel, the ultimate disposition of these matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Note 13. Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Due From Banks, Interest Earning Deposits in Other Banks, Federal Funds Sold and Purchased, and Short-term Borrowings

The carrying amount of these instruments approximates fair value because of the short-term maturities of these instruments.

Investment Securities

The fair value of investment securities, except certain state and municipal securities, is estimated based on published bid prices or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

  The following table presents information on the fair value of investment securities:

                                                    December 31, 1998         December 31, 1997
-----------------------------------------------------------------------------------------------------
                                                Carrying       Estimated   Carrying     Estimated
(Amounts in thousands)                           amount        fair value   amount      fair value
-----------------------------------------------------------------------------------------------------
Investment securities available for sale             $117,177    $117,177   $138,592     $138,592
Investment securities held to maturity                 26,384      27,521     40,212       41,153
-----------------------------------------------------------------------------------------------------
Total                                                $143,561    $144,698   $178,804     $179,745
-----------------------------------------------------------------------------------------------------

Derivatives

The fair value of interest rate swap agreements and purchased floors is obtained from dealer quotes. These values represent the estimated amount that the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates, and when appropriate, the creditworthiness of the counterparties.

  The following table presents information on the fair value of derivatives:

                                          December 31, 1998            December 31, 1997
                                      Carrying       Estimated       Carrying      Estimated
(Amounts in thousands)                 amount        fair value       amount       fair value
-------------------------------------------------------------------------------------------------
Interest rate swap agreements          $--             $  251          $--          $ 44
Purchased interest rate floors          235               799           219          185
-------------------------------------------------------------------------------------------------
Total                                  $235            $1,050          $219         $229
-------------------------------------------------------------------------------------------------

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions.

   The following table presents information on the fair value of loans:

                                                 December 31, 1998       December 31, 1997
                                               ----------------------  ---------------------
                                               Carrying    Estimated   Carrying   Estimated
           (Amounts in thousands)               amount    fair value    amount    fair value
---------------------------------------------  ---------  -----------  ---------  ----------
Commercial and consumer real estate related    $552,601     $552,887   $532,419     $530,039
All other loans                                 236,040      236,162    227,396      226,403
Unearned income                                    (621)        (621)    (1,084)          --
Allowance for loan losses                       (11,631)          --    (12,339)          --
---------------------------------------------  --------     --------   --------     --------
Total                                          $776,389     $788,428   $746,392     $756,442
---------------------------------------------  --------     --------   --------     --------

Deposit Liabilities

Under SFAS 107, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings accounts, NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit and individual retirement accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The following table presents information on the fair value of deposits:

                                              December 31, 1998      December 31, 1997
                                            ---------------------  ---------------------
                                            Carrying   Estimated   Carrying   Estimated
          (Amounts in thousands)             amount    fair value   amount    fair value
------------------------------------------  ---------  ----------  ---------  ----------
Noninterest bearing demand deposits          $135,788    $135,788   $129,418    $129,418
Savings and NOW accounts                      199,080     199,080    221,497     221,497
Money market accounts                         120,608     120,608    104,708     104,708
Certificates of deposit and individual
 retirement accounts:
   Maturing within twelve months or less      364,061     366,058    384,387     385,746
   Maturing beyond one year                    93,416      95,905    120,326     121,903
                                             --------    --------   --------    --------
Total                                        $912,953    $917,439   $960,336    $963,272
                                             --------    --------   --------    --------


   The fair value estimates do not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the credit markets. The table below presents at December 31, 1998 and 1997, the fair value that the Company's assets would increase if the fair value of the deposit base intangibles was included in the accompanying consolidated balance sheets.

                                      December 31, 1998  December 31, 1997
---------------------------------------------------------------------------
                                          Estimated          Estimated
 (Amounts in thousands) (unaudited)      fair value         fair value
--------------------------------------------------------------------------
Core deposit intangible                   $28,522            $28,382
Less:  Recorded amounts                       914              1,287
--------------------------------------------------------------------------
Net increase in fair value                $27,608            $27,095
--------------------------------------------------------------------------

Long-Term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1998 and 1997, the fair value of the long-term debt was $13,327,000 and $7,352,000, respectively. At December 31, 1998 and 1997, the carrying amount of long-term debt was $12,815,000 and $6,920,000, respectively.

Commitments

The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction, and real estate-mortgage loans is equal to the carrying amount of commitments outstanding at December 31, 1998 and 1997, which is not significant. This is based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets that are not considered financial instruments include deferred income tax assets, premises and equipment, and goodwill and certain intangibles. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Note 14. Supplementary Income Statement Information

Components of other operating income and expenses in excess of 1% of total income for any of the respective years are as follows:

(Amounts in thousands)                                 1998    1997    1996
-----------------------------------------------------------------------------
Income:
Income associated with originating, servicing, and
 selling mortgage loans                               $2,584  $1,391  $  804
Expenses:
Regulatory agency fees and insurance assessments         406     394     329
Computer services                                      1,580   1,021     909
Stationery and supplies                                  873     960   1,039
------------------------------------------------------------------------------

   Rental expense on computers, buildings and office equipment, including cancelable leases, was $812,000, $805,000, and $589,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

Note 15. Condensed Financial Information of Century South Banks, Inc. (Parent
Only)

Condensed Balance Sheets

                                                                          December 31,
(Amounts in thousands)                                                  1998       1997
                                                                      -------    -------
Assets
Cash                                                                 $ 3,654    $  2,138
Investment in consolidated bank subsidiaries, at equity               102,767    101,869
Investment securities                                                   1,212        282
Loans, net                                                              6,540         --
Premises and equipment, net                                               917        472
Goodwill, net                                                           3,247      5,451
Other intangible assets, net                                              150        291
ORE, net                                                                1,478         --
Other assets                                                            1,400        814
----------------------------------------------------------------------------------------
   Total assets                                                      $121,365   $111,317
----------------------------------------------------------------------------------------
Liabilities
Other borrowings                                                     $     --   $  1,500
Other liabilities                                                       2,034        679
----------------------------------------------------------------------------------------
   Total liabilities                                                    2,034      2,179
----------------------------------------------------------------------------------------
Shareholders' equity
Common stock                                                           11,088     10,925
Additional paid-in capital                                             34,955     34,282
Retained earnings                                                      73,442     63,566
Common stock in treasury                                               (1,051)      (306)
Accumulated other comprehensive income                                    897        671
----------------------------------------------------------------------------------------
   Total shareholders' equity                                         119,331    109,138
----------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                        $121,365   $111,317
----------------------------------------------------------------------------------------

Condensed Statements of Income
                                                               Years ended December 31,
(Amounts in thousands)                                        1998       1997       1996
----------------------------------------------------------------------------------------
Income:
 Dividends received from bank subsidiaries                 $10,893   $  6,263   $ 10,054
 Interest income                                                46         --          4
 Other income                                                9,124      4,618      3,116
----------------------------------------------------------------------------------------
   Total income                                             20,063     10,881     13,174
----------------------------------------------------------------------------------------
Expenses:
 Interest expense                                               27        114        209
 Salaries and employee benefits                              5,338      4,296      3,308
 Other expenses                                              5,200      2,994      2,351
----------------------------------------------------------------------------------------
   Total expenses                                           10,565      7,404      5,868
----------------------------------------------------------------------------------------
   Income before income taxes and equity in
    undistributed income of subsidiaries                     9,498      3,477      7,306
Income tax benefit-allocated from
 consolidated income tax return                                512        603      1,229
----------------------------------------------------------------------------------------
   Income before equity in undistributed
    income of subsidiaries                                  10,010      4,080      8,535
Equity in undistributed income of subsidiaries               4,671      5,552      4,148
----------------------------------------------------------------------------------------
   Net income                                              $14,681   $  9,632   $ 12,683
----------------------------------------------------------------------------------------


Condensed Statements of Cash Flows
                                                               Years ended December 31,
(Amounts in thousands)                                        1998       1997       1996
----------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                $14,681   $  9,632   $ 12,683
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Equity in undistributed income of subsidiaries          (4,671)    (5,552)    (4,148)
    Gain on sales of bank subsidiary                          (670)        --         --
    Depreciation                                               186         93         49
    Amortization                                               626        536        529
    Preferred stock dividends in kind                           --         --        (52)
    Decrease (increase) in other assets
      and other intangible assets                           (2,183)       555       (717)
    Increase (decrease) in other liabilities                 1,280       (728)      (301)
----------------------------------------------------------------------------------------
     Net cash provided by operating activities               9,249      4,536      8,043
----------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of investment securities                          (1,188)        --         --
 Proceeds from sale of investment securities                   665         --         --
 Investment in bank subsidiary                                  --         --         --
 Purchase of premises and equipment                           (762)      (270)       (94)
 Net increase in loans                                      (6,540)        --         --
 Proceeds from sale of premises and equipment                  131          5        419
 Proceeds from sale of bank subsidiary                       6,100         --         --
 Cash paid to dissenting and fractional shareholders
  by subsidiaries in connection with acquisitions of
  subsidiaries                                                  --         --       (121)
----------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities     (1,594)      (265)       204
----------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt                    1,500         --         --
 Payments on long-term debt                                 (1,500)    (1,304)    (4,396)
 Proceeds from issuance of short-term borrowings                --      1,925      2,824
 Payments on short-term borrowings                          (1,500)      (425)    (2,825)
 Proceeds from issuance of common stock                        836        156         32
 Dividends paid                                             (4,730)    (3,431)    (3,272)
 Purchase of treasury stock                                   (745)        --         --
----------------------------------------------------------------------------------------
    Net cash used in financing activities                   (6,139)    (3,079)    (7,637)
----------------------------------------------------------------------------------------

    Net increase in cash                                     1,516      1,192        610

 Cash at beginning of year                                   2,138        946        336
----------------------------------------------------------------------------------------

 Cash at end of year                                       $ 3,654   $  2,138   $    946
========================================================================================

Supplemental disclosures of cash paid during year for:
    Interest                                               $    27   $    114   $    261
    Income taxes                                           $ 6,750   $  5,201   $  5,942
----------------------------------------------------------------------------------------

    The amount of dividends paid to the Company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiary banks for payment in 1999 without prior approval from the banking regulatory agencies, is approximately $19,636,000, subject to maintenance of required capital.

   As a result of these regulatory limitations, at December 31, 1998, approximately $83,131,000 of the Company's investment in net assets of subsidiary banks of $102,767,000 was restricted from transfer by subsidiary banks to the Company in the form of cash dividends.

Note 16. Shareholders' Equity and Regulatory Matters

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

   As of December 31, 1998, the most recent notifications from The Federal Reserve Bank of Atlanta and the FDIC categorized the Company's subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized the Company and its subsidiaries must maintain minimum total risk based, Tier 1 risk based, and tier 1 leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 1998 which would affect the Company's or the subsidiaries' well-capitalized classification.

   The Company's actual capital amounts and ratios are presented below on a consolidated basis and for each significant subsidiary:

                                                                                       To Be Well
                                                                                      Capitalized
                                                                For Capital           Under Prompt
                                                                                        Corrective
                                             Actual               Adequacy               Action
                                                                  Purposes             Provisions
                                          ---------------------------------------------------------------
(Amounts in thousands)                       Amount    Ratio       Amount      Ratio      Amount   Ratio
                                          ---------------------------------------------------------------
                                                                       (Greater Than or Equal To)
                                                                   --------------------------------------
As of December 31, 1998:
Total Capital (to Risk Weighted Assets):
    Consolidated                             $123,645   16.4       $60,514       8.0%        N/A     N/A

    Ameribank, N.A.                            15,314   14.5         8,474       8.0%    $10,593    10.0%

    Bank of Dahlonega                          12,850   16.0         6,410       8.0%      8,012    10.0%

    First South Bank, N.A.                     19,303   14.3        10,840       8.0%     13,550    10.0%

    First Bank of Polk County                   9,866   15.5         5,108       8.0%      6,385    10.0%

    Georgia First Bank                         12,747   12.6         8,088       8.0%     10,110    10.0%

Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                             $113,927   15.1       $30,257       4.0%        N/A     N/A

    Ameribank, N.A.                            14,232   13.4         4,237       4.0%      6,356     6.0%

    Bank of Dahlonega                          11,844   14.8         3,205       4.0%      4,807     6.0%

    First South Bank, N.A.                     17,608   13.0         5,420       4.0%      8,130     6.0%

    First Bank of Polk County                   9,064   14.2         2,554       4.0%      3,831     6.0%

    Georgia First Bank                         11,483   11.4         4,044       4.0%      6,066     6.0%

Tier 1 Capital (to Average Assets):
    Consolidated                             $113,927   10.8       $42,378       4.0%        N/A     N/A

    Ameribank, N.A.                            14,232    9.7         5,525       4.0%      6,906     5.0%

    Bank of Dahlonega                          11,844    9.5         4,877       4.0%      6,097     5.0%

    First South Bank, N.A.                     17,608   10.4         6,656       4.0%      8,320     5.0%

    First Bank of Polk County                   9,064   10.2         3,417       4.0%      4,271     5.0%

    Georgia First Bank                         11,483    8.9         5,372       4.0%      6,714     5.0%


As of December 31, 1997:
Total Capital (to Risk Weighted Assets):
    Consolidated                             $110,539   14.7%      $60,305       8.0%        N/A     N/A

    Ameribank, N.A.                            13,044   15.0%        6,940       8.0%    $ 8,675    10.0%

    Bank of Dahlonega                          12,208   15.2%        6,409       8.0%      8,011    10.0%

    First South Bank, N.A.                     18,148   14.4%       10,092       8.0%     12,615    10.0%

    First Bank of Polk County                   8,493   15.7%        4,330       8.0%      5,412    10.0%

    Bank of Danielsville                        7,550   19.3%        3,133       8.0%      3,916    10.0%

    Georgia First Bank                         12,358   11.0%        8,988       8.0%     11,235    10.0%

Tier 1 Capital (to Risk Weighted Assets):
    Consolidated                             $101,105   13.4%      $30,153       4.0%        N/A     N/A

    Ameribank, N.A.                            12,006   13.8%        3,470       4.0%    $ 5,205     6.0%

    Bank of Dahlonega                          11,199   14.0%        3,204       4.0%      4,807     6.0%

    First South Bank, N.A.                     16,581   13.1%        5,046       4.0%      7,569     6.0%

    First Bank of Polk County                   7,811   14.4%        2,165       4.0%      3,247     6.0%

    Bank of Danielsville                        7,060   18.0%        1,566       4.0%      2,349     6.0%

    Georgia First Bank                         11,085   10.0%        4,494       4.0%      6,741     6.0%

                                                                             (Greater Than or Equal To)
                                                                       -----------------------------------------
Tier 1 Capital (to Average Assets):
    Consolidated                             $101,105    9.4%     $42,100      4.0%             N/A       N/A

    Ameribank, N.A.                            12,006   10.0%       4,807      4.0%         $ 6,009      5.0%

    Bank of Dahlonega                          11,199    9.6%       4,766      4.0%           5,957      5.0%

    First South Bank, N.A.                     16,581    9.2%       5,654      4.0%           7,068      5.0%

    First Bank of Polk County                   7,811   10.0%       3,032      4.0%           3,790      5.0%

    Bank of Danielsville                        7,060   11.3%       2,442      4.0%           3,053      5.0%

    Georgia First Bank                         11,085    8.1%       5,540      4.0%           6,925      5.0%



Note 17. Off-balance Sheet Derivative Financial Instruments

Derivative financial instruments, such as interest rate swaps and purchased floors, are components of the Company's risk management profile. The Company uses interest rate swap contracts as hedges against volatility in the variable rate loan portfolio.

  The following summary presents information pertaining to the Company's interest rate swaps at December 31, 1998:

                                                      Net        Average     Weighted        Weighted
                                       Notional    unrealized    Months to   Average Pay  Average Receive
(Amounts in thousands)                  Amount     gain (loss)    Maturity     Rate (a)         Rate
Pay variable  3 month LIBOR            $ 5,000        $ 40            11       5.88%            5.91%
Pay variable  Federal Funds Rate        15,000         211            18       5.02             5.74
---------------------------------------------------------------------------------------------------------
Total                                  $20,000        $251          16.3       5.08%            5.79%

(a) Weighted-average variable rates represent variable rates in effect at December 31, 1998.

  In addition, the Company has purchased interest rate floor contracts with aggregate notional amounts of $185,000,000 and with remaining maturities ranging from one to three years. Under the terms of these agreements, the Company will be reimbursed on a quarterly basis for decreases in the federal funds rate for any period during the agreement in which the federal funds rate falls below a specified strike rate. The strike rates on these agreements range from 4.5 to 5.0%. The carrying amount of premiums related to the purchase of these contracts amounted to $235,000, $219,000 and $111,000 at December 31, 1998, 1997, and 1996
respectively. Related premium amortization expense was approximately $130,000, $61,000 and $44,000 for 1998 ,1997, and 1996 respectively.

Note 18. Accumulated Other Comprehensive Income

  Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" for the Company consists of items recorded directly in shareholders' equity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The following table sets forth the amounts of other comprehensive income included in shareholders' equity along with the related tax effect for the years ended December 31, 1998, 1997, and 1996:

                                                      Tax         Net of
                                        Pretax     (Expense)        Tax
                                        Amount      Benefit       Amount
                                        --------------------------------
(Amounts in thousands)
1998:
  Net unrealized holding gains on
   investment securities available
   for sale arising during the year    $   741         (260)         481
  Less reclassification adjustment
   for net gains realized in net
   income                                  393         (138)        (255)
                                       ---------------------------------
  Other comprehensive income           $   348         (122)         226
                                       ---------------------------------
1997:
  Net unrealized holding gains on
   investment securities available
   for sale arising during the year    $   703         (246)         457
  Less reclassification adjustment
   for net gains realized in net
   income                                   23           (8)         (15)
                                       ---------------------------------
  Other comprehensive income           $   703         (246)         457
                                       ---------------------------------
1996:
  Net realized holding losses on
   investment securities available
   for sale arising during the year    $(1,134)         397         (737)
  Less reclassification adjustment
   for net gains realized in net
   income                                  215          (75)        (140)
                                       ---------------------------------
  Other comprehensive loss             $(1,349)         472         (877)
                                       ---------------------------------


Note 19.  Segment Disclosure

  Effective January 1, 1998, the Company also adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not have any segments other than banking that are considered material.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this Item.

                                    PART III
                                    --------

Certain information required by Part III is omitted from this Report pursuant to General Instruction G(3) of Form 10-K and is incorporated by reference from the Company's definitive Proxy Statement (the "Proxy Statement") to be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers is set forth in the Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934, which information is incorporated herein by reference. The information concerning the Company's executive officers required by this Item is set forth in Part 1, Item 1 under the heading "Executive Officers."

Item 11.   EXECUTIVE COMPENSATION

The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation" which information is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

                                    PART IV
                                    -------

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report, appear in Item 8.

                                                               Page Number
Consolidated Financial Statements                              in Section
---------------------------------                              -----------

Independent Auditors'  Report..................................     27

Consolidated Balance Sheets as of December 31, 1998
 and 1997......................................................     28

Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1997, and 1996............................     29

Consolidated Statements of Shareholders' Equity and
  Comprehensive Income for the Years Ended December 31, 1998,
  1997, and 1996...............................................     30

Consolidated Statement of Cash Flows for the Years Ended
  December 31, 1998, 1997, and 1996............................  31-32

 (2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information has been incorporated in the consolidated financial statements and related notes.

 (3) Exhibit Index


Exhibit No.                           Document
-----------                           --------

   3.1 Articles of Incorporation of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-18527 filed on Form S-8 on March 23, 1990 and as amended on April 10, 1990.

   3.2 Bylaws of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 333-72579 filed on Form S-4 on February 18, 1999.

  10.1 Employee Stock Ownership Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-18527 filed on Form S-8 on March 23, 1990 and as amended on April 10, 1990.

  10.2 Dividend Reinvestment Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-37784 filed on Form S-3 on November 14, 1990 and as amended on June 13, 1996 and
            March 31, 1999.

  10.3 Incentive Stock Option Plan of Century South Banks, Inc. Incorporated by reference from Registration Statement No. 33-91922 filed on Form S-8 on May 4, 1995 and as amended on December 30, 1997.

  10.4 Employee Compensation Agreement incorporated by reference from Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

 *13.1 Quarterly Report to Shareholders for the quarter ended December 31, 1998 filed herewith.

  21.1      Subsidiaries of Century South Banks, Inc. consist of:

            Bank of Dahlonega - Dahlonega, Georgia
            The Bank of Ellijay - Ellijay, Georgia
            First Bank of Polk County - Copperhill, Tennessee
            Georgia First Bank - Gainesville, Georgia
            Fannin County Bank, N.A. - Blue Ridge, Georgia
            Gwinnett National Bank - Duluth, Georgia
            First Community Bank of Dawsonville - Dawsonville, Georgia Peoples Bank - Lavonia, Georgia
            Bank of Danielsville - Danielsville, Georgia
            First South Bank, N.A.  Macon, Georgia
            AmeriBank, N.A.  Savannah, Georgia

  23.1      Consent of KPMG LLP

  23.2      Consent of Porter Keadle Moore, LLP

  23.3      Report of Porter Keadle Moore, LLP

  27.1 Financial Data Schedule as of and for the year ended December 31, 1998 (for SEC use only).

---------
* To be filed by Amendment.


(b)     Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTURY SOUTH BANKS, INC.
                                 (Registrant)


                                 /s/ James A. Faulkner
                                 -----------------------------------------
                                 James A. Faulkner
                                 Vice Chairman, Chief Executive Officer,
                                 and Director



                                 /s/ Joseph W. Evans
                                 ------------------------------------------
                                 Joseph W. Evans
                                 President, Chief Operating Officer, Chief
                                 Financial Officer and Director



                                 /s/ Susan J. Anderson
                                 -----------------------------------------
                                 Susan J. Anderson
                                 Senior Vice President and
                                 Corporate Controller

                                 Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/ William H. Anderson, II              Date:  March 31, 1999
      --------------------------------                --------------
      William H. Anderson, II,
      Chairman of the Board and
      Director


By:   /s/ James A. Faulkner                    Date:  March 31, 1999
      --------------------------------                --------------
      James A. Faulkner, Vice Chairman
      of the Board, Chief Executive
      Officer and Director


By:   /s/ J. Russell Ivie                      Date:  March 31, 1999
      --------------------------------                --------------
      J. Russell Ivie, Vice Chairman
      of the Board and Director


By:   /s/ James R. Balkcom, Jr.                Date:  March 31, 1999
      --------------------------------                --------------
      James R. Balkcom, Jr., Director

By:   /s/ William L. Chandler                  Date:  March 31, 1999
      --------------------------------                --------------
      William L. Chandler, Director


By:   /s/ Joseph W. Evans                      Date:   March 31, 1999
      --------------------------------                 --------------
      Joseph W. Evans, President,
      Chief Operating Officer, Chief
      Financial Officer and Director


By:   /s/ Thomas T. Folger, Jr.                Date:   March 31, 1999
      --------------------------------                 --------------
      Thomas T. Folger, Jr., Director


By:   /s/ Quill O. Healey                      Date:   March 31, 1999
      --------------------------------                 --------------
      Quill O. Healey,  Director


By:   /s/ Frank C. Jones                       Date:   March 31, 1999
      --------------------------------                 --------------
      Frank C. Jones, Director


By:   /s/ John B. McKibbon, III                Date:   March 31, 1999
      --------------------------------                 --------------
      John B. McKibbon, III, Director


By:   /s/ E. Paul Stringer                     Date:   March 31, 1999
      --------------------------------                 --------------
      E. Paul Stringer, Director