Form 10-K/A
period 1998-12-31
CENTURY SOUTH BANKS INC
filed 1999-04-21
CIK 357105

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-K/A



Amendment No. 1 to the Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
                                                          -----------------


                        Commission file number  0-26254

                           Century South Banks, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Georgia                                            58-1455591
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


60 Main Street West, Dahlonega, Georgia                            30533
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (706) 864-1111
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
  Common stock, $1.00 par value
  -----------------------------

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

The following item is amended:  Part IV, Item 14

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report, appear in Item 8.

                                                                     Page Number
Consolidated Financial Statements                                    in Section
---------------------------------                                    -----------

Independent Auditors' Report.......................................      27

Consolidated Balance Sheets at December 31, 1998 and 1997..........      28

Consolidated Statements of Income for the Years Ended December 31,
  1998, 1997, and 1996.............................................      29

Consolidated Statements of Shareholders' Equity and Comprehensive
  Income for the Years Ended December 31, 1998, 1997, and 1996.....      30

Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1998, 1997, and 1996.................................   31-32


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

   3.2 Bylaws of Century South Banks, Inc. Incorporated by reference from Registrations Statement No. 333-72579 filed on Form S-4 on February 18, 1999.

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

  10.4 Employee Compensation Agreements incorporated by reference from the Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

  13.1 Quarterly Report to Shareholders for the quarter ended December 31, 1998 filed herewith.

  21.1           Subsidiaries of Century South Banks, Inc. consist of:

                 Bank of Dahlonega - Dahlonega, Georgia
                 The Bank of Ellijay - Ellijay, Georgia
                 First Bank of Polk County - Copperhill, Tennessee
                 Georgia First Bank - Gainesville, Georgia
                 Fannin County Bank, N.A. - Blue Ridge, Georgia
                 Gwinnett National Bank - Duluth, Georgia
                 First Community Bank of Dawsonville - Dawsonville, Georgia Peoples Bank - Lavonia, Georgia
                 Bank of Danielsville - Danielsville, Georgia
                 First South Bank, N.A. - Macon, Georgia
                 AmeriBank, N.A. - Savannah, Georgia

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


                                 Date:  April 20, 1999