Form 10-Q
period 1999-03-31
CENTURY SOUTH BANKS INC
filed 1999-05-17
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                      For the period ended March 31, 1999

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

           For the transition period from            to
                                          ----------    ----------

                        Commission File Number:  0-26254
                                                ---------

                           Century South Banks, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                                58-1455591
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

60 Main Street West, P O Box 1000, Dahlonega, Georgia                    30533
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                (706) 864-1111
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ____________________________________________________
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                          OUTSTANDING AS OF APRIL 30, 1999
-----------------------------                --------------------------------

Common stock, $1.00 par value                           11,042,364

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                        Page No.
                                                                        --------

Part I.   Financial Information
          ---------------------

          Item 1. Financial Statements
                  Consolidated Balance Sheets                                3
                  Consolidated Statements of Income                          4
                  Condensed Consolidated Statements of Cash Flows            5
                  Notes to Consolidated Financial Statements                 6
          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       8
          Item 3. Market Risk Disclosure                                    17

Part II.  Other Information
          -----------------

          Item 6. Exhibits and Reports on Form 8-K                          17

Signatures                                                                  18

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                March 31,             December 31,
                                                                  1999                    1998
                                                               ----------             -----------
                                                                    (amounts in thousands,
                                                                      except share data)
Assets
------
Cash and due from banks                                        $   43,430                 49,227
Federal funds sold                                                 55,240                 29,430
Interest-earning deposits in other banks                            6,092                  7,875
Investment securities:
  Available for sale                                              105,861                117,177
  Held to maturity (fair value: March
    31, 1999 - $26,355 and December 31,
    1998 - $27,521)                                                25,282                 26,384

Loans, net of unearned income                                     806,342                788,020
  Less allowance for loan losses                                   12,056                 11,631
                                                               ----------              ---------
    Loans, net                                                    794,286                776,389
                                                               ----------              ---------
Premises and equipment, net                                        25,020                 23,686
Goodwill and other intangibles, net                                 4,511                  4,637
Other assets                                                       19,956                 20,147
                                                               ----------              ---------
      Total assets                                             $1,079,678              1,054,952
                                                               ==========              =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                        $  126,806                135,788
    Interest-bearing deposits                                     800,018                777,165
                                                               ----------              ---------
      Total deposits                                              926,824                912,953

  Federal funds purchased                                          10,110                      -
  Other short-term borrowings                                         500                      -
  Federal Home Loan Bank advances                                  10,755                 12,780
  Long-term debt                                                       34                     35
  Accrued expenses and other liabilities                           10,769                  9,853
                                                               ----------              ---------
      Total liabilities                                           958,992                935,621
                                                               ----------              ---------
Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 shares; issued 11,125,676
    and 11,088,226 shares at March 31, 1999
    and December 31, 1998, respectively; and
    outstanding 11,027,177 and 11,002,327
    shares at March 31, 1999 and December 31,
    1998, respectively                                             11,126                 11,088
  Additional paid-in capital                                       35,904                 34,955
  Retained earnings                                                75,528                 73,442
  Unearned compensation-restricted stock awards                      (942)                     -
  Common stock in treasury (98,499 shares),
    at cost                                                        (1,396)                (1,051)
  Accumulated other comprehensive income                              466                    897
                                                               ----------              ---------
      Total shareholders' equity                                  120,686                119,331
                                                               ----------              ---------
      Total liabilities and shareholders' equity               $1,079,678              1,054,952
                                                               ==========              =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                 (Unaudited)

                                                               Three months ended
                                                                   March 31,
                                                           1999                  1998
                                                         --------               -------
                                                             (amounts in thousands,
                                                             except per share data)
Interest income:
  Loans, including fees                                  $ 19,473                19,563
  Federal funds sold                                          416                   591
  Interest on deposits in other banks                          89                   224
  Investment securities:
    Taxable                                                 1,504                 2,052
    Nontaxable                                                427                   501
                                                         --------               -------
      Total interest income                                21,909                22,931
                                                         --------               -------
Interest expense:
  Deposits                                                  8,446                 9,735
  Federal funds purchased                                     113                     4
  Federal Home Loan Bank advances                             143                    70
  Long-term debt and other borrowings                           6                    30
                                                         --------               -------
      Total interest expense                                8,708                 9,839
                                                         --------               -------

      Net interest income                                  13,201                13,092

Provision for loan losses                                     468                   507
                                                         --------               -------
      Net interest income after
        provision for loan losses                          12,733                12,585
                                                         --------               -------
Noninterest income:
  Service charges on deposit accounts                       1,345                 1,497
  Securities gains, net                                       241                    18
  Other operating income                                    1,291                 1,988
                                                         --------               -------
      Total noninterest income                              2,877                 3,503
                                                         --------               -------
Noninterest expense:
  Salaries and employee benefits                            6,024                 5,969
  Net occupancy and equipment expense                       1,510                 1,470
  Other operating expenses                                  2,813                 3,246
                                                         --------               -------
      Total noninterest expense                            10,347                10,685
                                                         --------               -------

      Income before income taxes                            5,263                 5,403

Income tax expense                                          1,858                 1,873
                                                         --------               -------

      Net income                                         $  3,405                 3,530
                                                         ========               =======
Net income per share:
  Basic                                                  $   0.31                  0.32
                                                         ========               =======
  Diluted                                                $   0.31                  0.32
                                                         ========               =======

Cash dividends declared per share                        $0.12000               0.10750
                                                         ========               =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                 Three months ended
                                                                                     March 31,
                                                                                 1999         1998
                                                                               ----------------------
                                                                               (amounts in thousands)
Net cash provided by operating activities                                      $  5,173        6,618
                                                                               --------      -------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                 6,083           18
  Principal collections and maturities of investment securities:
      Available for sale                                                         18,117       23,362
      Held to maturity                                                              353        3,963
  Proceeds from maturities of interest-earning deposits                          23,737       65,891
  Purchases of investment securities held to maturity                                 -         (200)
  Purchases of investment securities available for sale                         (12,601)     (11,087)
  Investment in interest-earning deposits                                       (21,953)     (42,924)
  Net increase in loans                                                         (18,023)      (8,095)
  Proceeds from sales of real estate acquired through foreclosure                   243          164
  Purchases of premises and equipment                                            (2,024)        (658)
  Proceeds from sale of premises and equipment                                       13          219
                                                                               --------      -------
      Net cash (used in) provided by investing activities                        (6,055)      30,653
                                                                               --------      -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                            13,871       (9,892)
  Net increase in federal funds purchased                                        10,110           80
  Net increase (decrease) in other short-term borrowings                            500       (1,350)
  Proceeds from issuance of long-term debt                                            -        1,500
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                                (2,026)      (3,526)
  Dividends paid to shareholders                                                 (1,227)      (1,170)
  Purchase of treasury stock                                                       (345)           -
  Proceeds from issuance of common stock                                             12          117
                                                                               --------      -------
      Net cash provided by (used in) financing activities                        20,895      (14,241)
                                                                               --------      -------

      Net increase in cash and cash equivalents                                  20,013       23,030

Cash and cash equivalents at beginning of period                                 78,657       77,016
                                                                               --------      -------

Cash and cash equivalents at end of period                                     $ 98,670      100,046
                                                                               ========      =======
Supplemental disclosure of cash paid during the period for:
    Interest                                                                   $  8,973       10,406
                                                                               ========      =======
    Income taxes                                                               $  2,072          739
                                                                               ========      =======
Supplemental schedule of noncash investing and financing
  Activities:
    Real estate acquired through foreclosure                                   $    201        1,351
                                                                               ========      =======
    Real estate sold and financed by the Company                               $    542          684
                                                                               ========      =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Parent Company") and its wholly owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank, National Association, ("GFB"), Fannin County Bank, N.A. ("FCB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL"), Bank of Danielsville ("DAN"), First South Bank, National Association ("FSB") and AmeriBank, National Association ("AMB"), (collectively "the Company").

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


(2)  Statement No. 130 "Reporting Comprehensive Income"
     --------------------------------------------------

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed in equal prominence with the other annual financial statements. For interim financial statements, enterprises are required to disclose a total for comprehensive income in those financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" for the Company consists of items recorded directly in shareholders' equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Total comprehensive income for the three months ended March 31, 1999 was $2,974,000 compared to $3,729,000 for the three months ended March 31, 1998.


(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 30, 1999, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on January 30, 2000. The line of credit accrues interest at the Prime Lending Rate minus one percent (1%), as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of March 31, 1999, there were no advances under this line of credit.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. Two of these subsidiaries made payments of $25,174 and $2,000,000 related to advances under these lines in the first three months of 1999 making the total advances under these lines approximately $10.8 million. One subsidiary has a balance outstanding of $5.8 million with $0.8 million maturing on September 1, 2006 with an interest rate of 7.74% with principal and interest due monthly and $5.0 million maturing on November 20, 2000 with an interest rate of 5.16%, payable monthly. Another subsidiary has drawn $5.0 million, which will mature on November 20, 2000 with an interest rate of 5.11%, payable monthly. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

(4)  Subsequent Event
     ----------------

On April 13, 1999, the Company completed the merger with Independent Bancorp, Inc. ("IBC") and its subsidiary bank, The Independent Bank of Oxford in Oxford,
Alabama.   The Company will issue approximately 699,108 shares of its common stock in exchange for all of the issued and outstanding shares of IBC. This acquisition has been accounted for as a pooling of interests and, accordingly, all financial information preceding the date of acquisition will be restated to include the financial position and results of operations of the acquired entity.

(5)  Recent Accounting Pronouncements
     --------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of SFAS 133 on the Company's financial statements upon adoption.

Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise, an Amendment of FASB Statement No. 65" ("SFAS 134"). There was no impact on the Company's financial statements upon adoption of SFAS 134.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at March 31, 1999, compared to December 31, 1998, and results of operations for the three month period ended March 31, 1999, compared to the three month period ended March 31, 1998. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION
                              -------------------

During the first three months of 1999, total assets increased $24.7 million or approximately 2.3%, primarily due to increases in deposits of $13.9 million and in federal funds purchased of $10.0 million. Net loans grew $17.9 million or 2.3% during the first three months of 1999 and were funded by maturities of investment securities of $12.4 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at March 31, 1999 were as follows:

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
     Government agencies                            $ 44,590         624           -       45,214
   State, county and
     municipal securities                              8,307         226        (155)       8,378
   Mortgage-backed securities                         13,577         159         (10)      13,726
   Other debt securities                              31,820          63        (247)      31,636
   Equity securities                                   6,720         215         (28)       6,907
                                                 ------------------------------------------------
                                                    $105,014       1,287        (440)     105,861
                                                 ------------------------------------------------

 Held to maturity:
   U.S. Government agencies                         $    425          24           -          449
   State, county and
     municipal securities                             22,283         954           -       23,237
   Mortgage-backed securities                            625          13          (2)         636
   Other debt securities                               1,949          84           -        2,033
                                                 ------------------------------------------------
                                                    $ 25,282       1,075          (2)      26,355
                                                 ------------------------------------------------

Balances within the major deposit categories as of March 31, 1999 and December 31, 1998 are shown below:

                                                                        (amounts in millions)
                                                                     March 31,       December 31,
                                                                       1999             1998
                                                                     ---------       ------------
 Noninterest-bearing demand deposits                                   $126.8           135.8
 Interest-bearing demand deposits                                       142.7           146.4
 Money market accounts                                                  132.1           120.6
 Savings deposits                                                        53.3            52.7
 Certificates of deposit and individual
   retirement accounts of $100,000 or more                              126.7           127.5
 Other individual retirement accounts                                    48.4            48.6
 Other certificates of deposit                                          296.8           281.4
                                                                       ------           -----
                                                                       $926.8           913.0
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At March 31, 1999, the Company's cash and due from banks was $43.4 million, its federal funds sold were $55.2 million, its interest-earning deposits in other banks were $6.1 million, and its investment securities designated as available for sale were $105.9 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $43.7 million, in addition to credit, which is available in the form of Federal Home Loan Bank advances.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 1999.

                                 0-90 days         91-365 days             1-5 years               Over 5 years
                                  Current     Current   Cumulative    Current   Cumulative     Current   Cumulative
                                 ----------------------------------------------------------------------------------
                                                              (amounts in thousands)

Interest-sensitive assets        $ 343,709    194,094    537,803       374,982    912,785       86,032     998,817

Interest-sensitive
  liabilities                      444,356    274,379    718,735       101,426    820,161          755     820,916
                                 ---------    -------   --------       -------    -------       ------     -------

Interest-sensitivity gap         $(100,647)   (80,285)  (180,932)      273,556     92,624       85,277     177,901
                                 =========    =======   ========       =======    =======       ======     =======
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities             0.77       0.71       0.75          3.70       1.11       113.95        1.22
                                 =========    =======   ========       =======    =======       ======     =======

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

Net interest income for the three months ended March 31, 1999 increased $109,000 or 0.83% over the same period of 1998. The average yield earned on interest-earning assets, on a tax equivalent basis, decreased to 9.17% for the three months ended March 31, 1999 from 9.54% for the three months ended March 31, 1998 and the average rate paid on interest-bearing liabilities decreased to 4.45% for the three months ended March 31, 1999 from 4.89% for the three months ended March 31, 1998. The Company's interest rate differential increased to 4.72% from 4.65% and its net interest margin (net interest income divided by average interest-earning assets) increased to 5.55% for the first three months of 1999 from 5.48% for the same period of 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Allowance for Loan Losses
-------------------------

The Company maintains an allowance for loan losses appropriate for the quality of the loan portfolio and sufficient to meet anticipated future loan losses.
The Company utilizes a comprehensive loan review and risk identification process and the analysis of affiliate Banks' financial trends to determine the adequacy of the allowance. Many factors are considered when evaluating the allowance. The Company's quarterly analysis is based on historical loss trends; migration trends in criticized and classified loans in the portfolio; trends in past due and nonaccrual loans; trends in portfolio volume, composition, maturity, and concentrations; changes in local and regional economic market conditions; the accuracy of the loan review and risk identification system; and the experience, ability, and depth of lending personnel and management.

In determining the appropriate level of the allowance for each affiliate bank, the Company relies primarily on analysis of the major components of the loan portfolio such as commercial loans, commercial real estate loans, consumer loans, construction loans, residential real estate loans, and all other loans and unfunded commitments. The Company has established a minimum loss factor for certain problem loan grade categories and for general categories of non-profitable loans. All significant problem loans are reviewed individually to establish either the minimum loss factor (formula) or a specific reserve higher than the formula. All significant non-problem loans are reserved at the greater of the minimum loss rate for the category of loans or the weighted average historical loss rate over a defined loss horizon as computed from the migration analysis. Other homogenous loan pools such as the consumer loans, construction loans, and residential mortgage loans are reserved at the greater of the minimum loss rate or the weighted average historical loss rate as computed in the migration analysis.

Management evaluates the allowance on a quarterly basis. The provision for loan losses for each affiliate bank is adjusted to the appropriate level based on the analysis methodology described above.

A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, and southwestern North Carolina. The ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in market conditions in these markets.

The allowance for loan losses approximated 1.50% of outstanding loans at March 31, 1999 as compared to 1.48% at December 31, 1998 and 1.64% at March 31, 1998. The allowance increased to $12,056,000 at March 31, 1999 from $11,631,000 at December 31, 1998 and decreased from $12,541,000 at March 31, 1998. The provision for loan losses decreased to $468,000 for the three months ended March 31, 1999 from $507,000 for the three months ended March 31, 1998. Net loan charge offs for the three months ended March 31, 1999 were $43,000 as compared to $305,000 for the three months ended March 31, 1998. Net loans charged off as a percentage of average loans was 0.02% for the three months ended March 31, 1999 as compared to 0.16% for the three months ended March 31, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 1999 and the year ended December 31, 1998.


                                   March 31,  December 31,
                                     1999         1998
                                   ---------  -------------

Allowance for loan losses at
  beginning of year                  $11,631        12,339

Loans charged off                        189         2,654

Recoveries on loans previously
  charged off                            146           732
                                     -------        ------

  Net loans charged off                   43         1,922

Allowances for loan losses of
  loans of bank subsidiary sold            -          (558)

Provision for loan losses
  charged to income                      468         1,772
                                     -------        ------

Allowance for loan losses at
  end of period                      $12,056        11,631
                                     =======        ======



Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through March 31, 1999. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets. Underperforming loans consist of loans, which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


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

The table below provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at March 31, 1999 and December 31, 1998.

                                                   March 31,              December 31,
                                                     1999                     1998
                                  (amounts in thousands, except ratios and percentages)

Nonperforming loans                                  $3,746                  3,997

Real estate acquired through
  foreclosure and other repossessed assets            3,984                  4,685
                                                     ------                  -----

Nonperforming assets                                 $7,730                  8,682
                                                     ======                  =====

Underperforming loans                                $  512                    734
                                                     ======                  =====

Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                             0.46%                  0.51%
                                                     ======                  =====

  Nonperforming assets to total loans
    net of unearned income, real estate
    acquired through foreclosure, and
    other repossessed assets                           0.95%                  1.10%
                                                     ======                  =====

  Allowance for loan losses to
    nonperforming loans                                 3.22x                  2.91x
                                                     =======                 ======

  Underperforming loans to total loans,
    net of unearned income                             0.06%                  0.09%
                                                     ======                  =====



Noninterest Income
------------------

Noninterest income for the first quarter of 1999 decreased $626,000 or 17.9% as compared to the same period of 1998. This decrease was primarily due to a gain on the sale of a branch in first quarter 1998, of one of the subsidiaries of approximately $849,000 and a decrease in service charges on deposit accounts of $152,000. This decrease was partially offset by an increase in net securities gains of $223,008.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense
-------------------

The $338,000 or 3.2% decrease in noninterest expense for the first quarter of 1999 as compared to the first quarter of 1998 was primarily due to a decrease in ATM expenses of $131,000, a decrease in microfilm expense of $62,000, and a decrease in amortization expense of $185,000 associated with the sale of a branch in 1998 as mentioned above. This decrease was partially offset by increases in salary and benefit expense of $55,000 and net occupancy and equipment expense of $40,000.

Income Tax Expense
------------------

The first quarter 1999 income tax expense was approximately $1,858,000, or an effective rate of 35.3%, as compared to approximately $1,873,000 for the first quarter 1998, or an effective rate of 34.7%.

Net Income
----------

The Company's first quarter 1999 net earnings were $0.31 per diluted share or $3,405,000 as compared to $0.32 per diluted share or $3,530,000 for the first quarter of 1998, representing a decrease in net earnings of 3.1%.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the three months ended March 31, 1999 was 11.54% (annualized) as compared to 12.93% (annualized) for the three months ended March 31, 1998. The Company's return on average assets was 1.31% (annualized) and 1.35% (annualized) for the three month periods ended March 31, 1999 and 1998, respectively.


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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of March 31, 1999 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:

                                                                                          For
                                                                                        Capital
                                                     Actual                         Adequacy Purposes
                                    ----------------------------------------------------------------------------
                                            Amount         Ratio                Amount              Ratio
                                    ----------------------------------------------------------------------------
As of March 31,1999:
Total Capital (to Risk Weighted
 Assets):                                  $126,684      16.1%    greater than or  $62,774  greater than or   8.0%
                                                                     equal to                equal to

Tier 1 Capital (to Risk Weighted
 Assets):                                  $116,764      14.9%   greater than or   $31,387  greater than or   4.0%
                                                                     equal to                equal to

Tier 1 Capital (to Average Assets):
 Assets):                                  $116,764      11.1%   greater than or   $41,898  greater than or   4.0%
                                                                     equal to                equal to

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 11.36% and its ratio of shareholders' equity to assets of 11.18% at March 31, 1999.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Customer awareness and preparedness is also a priority. Loan relationships which could be materially affected by the Year 2000 issue are being identified and monitored. An employee and customer awareness campaign began on September 1, 1998 and will be ongoing through 1999. Disaster recovery and business resumption plans are also being developed based upon each Bank's unique structure. These plans will provide the Company direction in the event and unforeseen circumstance arises due to the Year 2000. An unforeseen circumstance can be anything from a vault not opening to a power failure to a natural disaster. Century South's liquidity policy is also being evaluated and updated to ensure an adequate supply of cash is on hand in the event of increased demand. All plans will be finalized, tested and implemented before third quarter 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company spent approximately $1,126,000 in 1998 to modify its computer information systems. The Company expects to spend approximately $75,000 in 1999 to complete this process. The replacement of personal computers and software will be approximately $500,000, which will be recorded as capital expenditures and amortized. The remainder will be expensed as incurred and are not expected to have a material effect on the Company's financial condition or results of operations for 1999. The costs of the project have been derived from actual expenditures plus estimated additional expenditures related to Year 2000 that have not yet been incurred. The dates on which the Company anticipates completion of the project along with the costs of the Year 2000 project are based upon management's estimates, which were formulated utilizing assumptions centered on the Year 2000 impact. There are no guarantees that these estimates will be attained, and actual results could differ in reality from those anticipated.



                        ITEM 3--MARKET RISK DISCLOSURE

The information called for concerning market risk of the Company is not included as there have not been any significant changes in the market rate table as shown in the Company's 1998 Annual Report filed on Form 10-K.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1 Financial Data Schedule as of and for the three months ended March 31, 1999

         (b) There were no reports filed on Form 8-K for the quarter ended March 31, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Century South Banks, Inc.


DATE: May 14, 1999                   By:   /s/ James A. Faulkner
      ------------                       --------------------------
                                         James A. Faulkner
                                         Vice Chairman and Chief
                                         Executive Officer


DATE: May 14, 1999                   By:   /s/ Joseph W. Evans
      ------------                       -------------------------
                                         Joseph W. Evans
                                         President, Chief Operating
                                         Officer and Chief Financial
                                         Officer