Form 10-K/A
period 1998-12-31
CENTURY SOUTH BANKS INC
filed 1999-06-04
CIK 357105

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  Form 10-K/A


Amendment No. 2 to Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998


                        Commission File number  0-26254

                           Century South Banks, Inc.
                           -------------------------
            (Exact name of registrant as specified in its charter)


     Georgia                                           58-1455591
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                     Identification Number)


60 Main Street West, Dahlonega, Georgia                   30533
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (706) 864-1111
                                                     --------------


Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----


Securities registered pursuant to Section 12(g) of the Act:  Common stock, $1.00
                                                             -------------------
par value
---------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No
                                          -

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

The following items are amended:

Part III:

     Item 10.  Directors and Executive Officers of the Registrant.
     Item 11.  Executive Compensation.
     Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     Item 13.  Certain Relationships and Related Transactions.

                                   ITEM III

Item 10.  Directors and Executive Officers of the Registrant.

The information concerning the executive officers of Century South Banks, Inc. (the "Company") required by this Item is set forth in Part 1, Item 1 under the heading "Executive Officers." The following table sets forth certain information regarding the Company's directors:

     Name                                  Age
     ----                                  ---
     William H. Anderson, II                61
     James R. Balkcom, Jr.                  54
     William R. Chandler                    76
     Joseph W. Evans                        49
     James A. Faulkner                      54
     Thomas T. Folger, Jr.                  64
     Quill 0. Healey                        59
     J. Russell Ivie                        63
     Frank C. Jones                         73
     John B. McKibbon, III                  43
     E. Paul Stringer                       67

     William H. Anderson, II has been the Chairman of the Company since December 1997. Until that time, Mr. Anderson served as Chairman of Bank Corporation of Georgia ("BCG") prior to its merger into the Company in December 1997. Mr. Anderson is also the Chairman of Southern Trust Insurance Company, Macon, Georgia.

     James R. Balkcom, Jr. has served as Chairman of PAMECO Corp., a distributor of heating, ventilation and air conditioning equipment and parts, located in Norcross, Georgia since February 1996. On January 11, 1999, Mr. Balkcom assumed the additional duties of President and Chief Executive Officer of PAMECO. Mr. Balkcom served as Chairman and President of Techsonic Industries, Inc., a manufacturer of depth finders, from 1977 through 1995.

     William L. Chandler has owned Chandler Farm and has served as President of Chandler-Stovall, a real estate investment and management company, in Ila, Georgia for more than five years.

     Joseph W. Evans has been the President, Chief Operating Officer and Chief Financial Officer of the Company since December 16, 1997. Until that time, Mr. Evans was, since 1984, the President and Chief Executive Officer of BCG prior to its merger into the Company in December 1997 since 1984.

     James A. Faulkner has been the Vice-Chairman and Chief Executive Officer of the Company since December 1997. Until that time, Mr. Faulkner was the President since 1989 and Chief Executive Officer since 1991 of the Company.

     Thomas T. Folger, Jr. is a partner in Folger Poultry Farms, Dahlonega, Georgia, and has held this position for more than the past five years.

     Quill O. Healey has been the Chairman of the United States affiliate of J&H Marsh & McLennan, a multi-line insurance broker, since March 22, 1999. Until that time, Mr. Healey was the Chairman and Chief Executive Officer of Sedgwick, Inc., a multi-line insurance broker with offices in Atlanta, Georgia since 1990.

     J. Russell Ivie has been the Vice-Chairman of the Company since December 1997. Until that time, Mr. Ivie was, since 1989, Chairman of the Company.

     Frank C. Jones is a partner in the law firm of King & Spalding, Atlanta, Georgia and has held this position for more than the past five years.

     John B. McKibbon, III is the Chief Executive Officer of McKibbon Brothers, Inc., a hotel development and management company with holdings in six southeastern states, and has held this position for more than the past five years. Mr. McKibbon is also a director of HCI Communications, Inc. and Applied Innovations, Inc., both located in Gainesville, Georgia.

     E. Paul Stringer owns and operates Stringer Insurance Agency, Dahlonega, Georgia, and has held this position for more than the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and related regulations of the SEC require the Company's officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of their ownership of the Company's common stock with the SEC and the Nasdaq National Market System ("Nasdaq"). The regulations also require these persons to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of those reports furnished to the Company, the Company believes that all filing requirements applicable to such persons have been complied with in 1998 except that Sidney J. Wooten, Executive Vice President and Regional Executive, inadvertently failed to timely file a Form 4, Report of Changes in Beneficial Ownership of Securities, with the SEC and Nasdaq.

Item 11.  Executive Compensation.

The following tables and narrative text discuss the compensation paid or accrued over the past three years for the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers.

                           Summary Compensation Table

                                            Annual Compensation             Long-Term Compensation
                                       ------------------------------     --------------------------
                                                                          Restricted     Securities      All Other
                                                 Salary      Bonus          Stock        Underlying     Compensation
Name and Principal Position              Year     ($)         ($)          Awards($)(6)  Options (#)      ($)(1)
-------------------------------------  -------   -------   ----------     -----------   ------------    ------------
James A. Faulkner, Vice Chairman         1998    239,275     86,982          76,642         40,000          9,945
and Chief Executive Officer              1997    210,000     84,000             -0-            -0-         10,085
                                         1996    210,000     50,476             -0-            -0-          9,956

Joseph W. Evans, President, Chief        1998    215,600     78,708          76,642            -0-          5,540
Operations Officer and Chief             1997    178,400     80,100             -0-            -0-         15,106
Financial Officer/(2)/                   1996    178,000     48,060             -0-            -0-          8,229

Sidney J. Wooten, Executive Vice         1998    180,000     60,480          51,095            -0-          3,915
President and Regional Executive/(3)/    1997     52,500     40,000             -0-            -0-            226
                                         1996        -0-        -0-             -0-            -0-            -0-

Stephen W. Doughty, Executive            1998    170,350     32,844          51,095            -0-          5,518
Vice President and Chief Credit          1997    120,000     48,000             -0-            -0-         40,243
Officer/(4)/                             1996    120,000     28,800             -0-            -0-         34,216

J. Thomas Wiley, Jr. Executive Vice      1998    145,883     29,325          51,095            -0-          5,518
President and Regional Executive/(5)/    1997    120,000     48,000             -0-            -0-         38,541
                                         1996    120,000     28,800             -0-            -0-         38,673

------------
/(1)/ For 1998 includes: for Mr. Faulkner, deferred compensation of $3,000, insurance premiums paid by the Company of $1,345 and contributions to a savings plan of $5,000; for Mr. Evans, insurance premiums paid by the Company of $540 and contributions to a savings plan of $5,000; for Mr. Wooten insurance premiums of $540 paid by the Company and contributions to a savings plan of $3,375; for Mr. Doughty, insurance premiums paid by the Company of $518, and contributions to a savings plan of $5,000; for Mr. Wiley, insurance premiums paid by the Company of $518 and contributions to a savings plan of $5,000.

/(2)/ Mr. Evans assumed this position in December 1997. Amounts prior to such time were paid by BCG which was merged into the Company in December 1997.

/(3)/ Mr. Wooten assumed this position on September 15, 1997. Mr. Wooten was previously employed with another bank holding company.

/(4)/ Mr. Doughty assumed this position in December 1997. Amounts prior to such time were paid by BCG which was merged into the Company in December 1997.

/(5)/ Mr. Wiley was elected as an executive officer of the Company on July 22, 1998. Mr. Wiley is paid by AmeriBank, N.A., a the Company banking subsidiary and serves as President and CEO of AmeriBank, N.A.

/(6)/ The earning of such awards is based upon the Company attaining specific earnings per share ("EPS") performance goals as established by the Compensation Committee. Upon attaining various EPS levels, the awards are earned over a five-year period. The earning of such awards is subject to a service condition which shall be satisfied if the participant remains in the continuous employ of the Company and its subsidiaries from the grant date through the earlier of the date the participant reaches age 62 or the 10th anniversary of the date such grant is made. Upon a change in control of the Company, all awards or portions of awards earned up until such date become vested and payable. Prior to vesting, the participant is eligible to receive dividends on and to vote the restricted shares. For 1998, Messrs. Faulkner and Evans earned 2,250 awards, respectively, and Messrs. Wooten, Doughty and Wiley earned 1,500 awards, respectively.


                       Option Grants in Last Fiscal Year

The following table sets forth certain information concerning options granted during 1998 to the named executives:

                         Individual Grants
                     --------------------------                           Potential Realizable Value
                     Number of      % to Total                             At Assumed Annual Rates
                     Securities      Options       Exercise               of Stock Price Appreciation
                     Underlying     Granted to     or base                     for Option Term(1)
                      Options      Employees in     Price     Expiration  ---------------------------
Name                  Granted       Fiscal Year   ($/share)      Date      5% ($)            10% ($)
----                 ---------     ------------   ---------   ----------  ---------------------------
James A. Faulkner    40,000(2)         61.5%        $28.50     8/24/08     30,750             86,500

------------
/(1)/ The dollar gains under these columns result from calculations assuming 5% and 10% growth rates as set by the Securities and Exchange Commission (the "SEC") and are not intended to forecast future price appreciation of the Company Common Stock. The gains reflect a future value based upon growth at these prescribed rates. the Company did not use an alternative formula for a grant date valuation, an approach which would state gains at present value based on future unknown or volatile factors.

/(2)/ Represents a grant under the ISO Plan.

It is important to note that options have value to recipients, including the listed executives, only if the Company's stock price advances beyond the exercise of base price shown in the table during the effective option period.

                Aggregated Option Exercises in Last Fiscal Year
                           and FY-End Option Values

     The following table sets forth certain information regarding the exercise of stock options during 1998 by the named executives and the value of options held by such persons at the end of 1998.

                                                            Securities Underlying        Value of Unexercised
                               Shares                            Unexercised                 In-the-Money
                             Acquired on       Value         Options at FY-end (#)       Options at FY-end($)
Name                         Exercise (#)   Realized ($)   Exercisable/Unexercisable   Exercisable/Unexercisable
-----                        -----------    -----------    -------------------------   -------------------------
James A. Faulkner              2,500          51,250               2,500/0                      57,188/0
                                                                   3,000/0                      47,625/0
                                                                  40,000/0                           0/0

Joseph W. Evans                  -0-             -0-              47,250/0                   1,092,094/0

Sidney J. Wooten                 -0-             -0-              25,000/0                     240,625/0

Stephen W. Doughty            31,499         840,409                   0/0                           0/0
                              23,625         622,828                   0/0                           0/0

J. Thomas Wiley, Jr.          31,499         753,787                   0/0                           0/0
                              23,625         557,859                   0/0                           0/0

           Long-Term Incentive Plan - Awards in Last Fiscal Year(1)

                                           Performance or             Estimated Future Payouts
                     Number of Shares,   Other Period Until     Under Non-Stock Price-Based Plans(3)
                      Units or Other        Maturation          ------------------------------------
Name                    Rights(2)            or Payout           Threshold (#)      Target/Maximum(#)
----                 ----------------    ------------------     ---------------     -----------------
James A. Faulkner       15,000/(4)/           5 years              3,750                  15,000

Joseph W. Evans         15,000/(4)/           5 years              3,750                  15,000

Sidney J. Wooten        10,000/(5)/           5 years              2,500                  10,000

Stephen W. Doughty      10,000/(5)/           5 years              2,500                  10,000

J. Thomas Wiley, Jr.    10,000/(5)/           5 years              2,500                  10,000

------------

/(1)/ As discussed in footnote 6 to the Summary Compensation Table, the earning of restricted stock awards is based upon the Company attaining specific earnings per share ("EPS") performance goals as established by the Compensation Committee. Upon attaining various EPS levels, the awards are earned over a five-year period. The earning of such awards is subject to a service condition which shall be satisfied if the participant remains in the continuous employ of the Company and its subsidiaries from the grant date through the earlier of the date the participant reaches age 62 or the 10th anniversary of the date such grant is made. Upon a change in control of the Company, all awards or portions of awards earned up until such date become fully vested and payable. Prior to vesting, the participant is eligible to receive dividends on and to vote the restricted shares.

/(2)/ Includes the entire amount of the restricted stock award, although as discussed in footnote 1 above, such amount may never be earned.

/(3)/ The threshold amount is 25% of any year's award and can be earned if minimum performance targets are achieved. The target/maximum amounts are earned if specified performance targets are achieved. If the Company's actual EPS performance does not attain the minimum performance target, no payouts will be for the performance period.

/(4)/ For 1998, the recipient earned 2,250 awards out of a maximum of 3,000.

/(5)/ For 1998, the recipient earned 1,500 awards out of a maximum of 2,000.


Employment and Severance Agreements
-----------------------------------

     James A. Faulkner has entered into an employment agreement with the Company. The agreement is for a one-year term ending on November 1, 1999 and provides compensation to Mr. Faulkner in the form of an annual base salary in the amount of $250,000, which may be adjusted annually by agreement of the
parties.   The agreement automatically renews for a one-year term without further action by either party, commencing on the one year anniversary of the agreement and each anniversary thereafter unless written notice to the contrary is provided by either party to the other party at least 90 days prior to any anniversary date.

     Mr. Faulkner's employment agreement also provides that if he is terminated for any reason other than for cause he will receive severance benefits equal to the remaining term of the contract. If Mr. Faulkner terminates the agreement for reasons such as a material change by the Company in his duties and responsibilities or as a result of the merger or consolidation of the Company, or the death or disability of Mr. Faulkner, he shall receive severance benefits from the Company equal to two and eleven twelfths (2 11/12) multiplied by Mr. Faulkner's annual compensation, including salary, bonuses, perquisites, and all other forms of compensation for the fiscal year ended immediately preceding the date of change of control.


Incentive Stock Option Plan
---------------------------

     The Company's ISO Plan authorizes the Company to grant incentive stock options to eligible employees as determined by the ISO Plan. The ISO Plan is administered by the Compensation Committee, which determines those eligible employees to whom options will be granted and the number of options granted to each eligible employee. The Compensation Committee also prescribes the terms and conditions of each option granted, including the purchase price per share as to each option. During 1998, 65,000 options were granted under the ISO Plan.

Savings Plan
------------

     The Company has adopted a savings plan and permits all eligible employees to participate. During 1998, as a result of the merger of BCG into the Company, BCG merged its 401(k) Savings Plan into the Company's Amended and Restated Employee Stock Ownership Plan. The resulting plan is called the Century South Banks, Inc. Savings Plan (the "Savings Plan"). In conjunction with the merger of the two plans, the Company has ceased to make contributions to the employee stock ownership feature of the Savings Plan and has elected to increase the percentage of employee deferrals, which are then matched by the Company. the Company's contribution to the Savings Plan for the year ended December 31, 1998 was $516,000. Contributions made by the Company during such year were $5,000 for each of Messrs. Faulkner, Evans, Doughty, and Wiley and $3,375 for Mr. Wooten. Each of Messrs. Faulkner, Evans, Doughty, and Wiley are fully vested pursuant to the terms of the Savings Plan.

Deferred Compensation Plan
--------------------------

     The Company has entered into salary continuation agreements with James A. Faulkner and Tony E. Collins. These agreements provide for the Company to pay death and disability benefits to each of Messrs. Faulkner and Collins or their beneficiaries, subject to certain vesting requirements and other limitations, and are funded by life insurance policies. No benefits were paid under these agreements in 1998.

Executive Stock Plan
--------------------

     On April 1, 1998, the Board of Directors of the Company adopted the Century South Banks, Inc. 1998 Executive Stock Plan (the "Executive Stock Plan") which was approved by the shareholders on May 13, 1998. The purpose of the Executive Stock Plan is to encourage and provide an additional incentive to increase the value of the Company and its common stock by permitting them to encourage and provide an additional incentive to officers and other key employees a significant equity interest in the Company. The Executive Stock Plan is also intended to aid the Company in attracting and retaining superior personnel and to strengthen their desire to remain in the Company's employ.

     Up to 3.5% of the Company's outstanding common stock has been reserved for issuance in connection with awards granted under the Executive Stock Plan. Such shares may be awarded from authorized and unissued shares or from previously issued shares, which are acquired in open market purchases. The Executive Stock Plan is administered by the Compensation Committee, none of the members of which are eligible to participate in the Executive Stock Plan.

     The Executive Stock Plan provides for the issuance of shares of the Company common stock through grants of options to purchase the Company common stock, grants of stock appreciation rights and grants of restricted stock. The Executive Stock Plan allows for the issuance of incentive stock options and options which will not be treated as incentive stock options. Participants are not required to pay for shares of the Company common stock awarded as restricted stock.

Director Compensation
---------------------

     Officers of the Company who are also regular directors do not receive any fee or remuneration for services as members of the Company Board of Directors. In 1996, non-management directors of the Company received a fee of $4,000 per quarter with the exception that Thomas T. Folger, Jr. received an additional $100 for each Executive Loan Committee meeting attended, William H. Anderson, II received fees of $65,000 for serving as Chairman of the Company Board of Directors and J. Russell Ivie received fees of $95,309 for serving as Vice Chairman of the Company Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the beneficial ownership of the Company's outstanding common stock by (i) the current director nominees and executive officers named herein, and (ii) all executive officers and the current directors as a group, as of March 21, 1999. Unless otherwise indicated, the listed persons are the owners of record and have sole voting and investment powers over their shares.

                                     Amount and Nature of
Name                                 Beneficial Ownership      Percent of Class
----                                 --------------------      ----------------
William H. Anderson, II                  724,504/(1)/                6.6
James B. Balkcom, Jr.                      3,000/(2)/                 *
William L. Chandler                      232,000/(3)/                2.1
Tony E. Collins                           41,05l/(4)/                 *
Stephen W. Doughty                       117,82l/(5)/                1.1
Joseph W. Evans                          358,339/(6)/                3.2
James A. Faulkner                        l44,973/(7)/                1.3
Thomas T. Folger, Jr.                    172,080/(8)/                1.6
Quill O. Healey                            8,437/(9)/                 *
J. Russell Ivie                          300,567/(10)/               2.7
Frank C. Jones                             5,500/(11)/                *
John B McKibbon, III                       5,800/(12)/                *
E. Paul Stringer                         228,882/(13)/               2.1
J. Thomas Wiley, Jr.                     111,032/(14)/               1.0
Sidney J. Wooten                          31,500/(15)/                *
All Executive Officers and
  Current Directors as a Group
  (15 persons)                         2,485,486                    22.3

-----------
* less than 1%

/(1)/ Includes 65,407 shares owned individually and an aggregate of 659,097 shares held by certain corporations, partnerships and trusts as to which Mr. Anderson has voting and/or investment power. Does not include 1,919 shares owned by Mr. Anderson's wife individually, as to which he disclaims beneficial ownership.

/(2)/ Includes 3,000 shares owned individually which are held in street name.

/(3)/ Includes 112,000 shares owned individually and 120,000 shares owned by a corporation, which Mr. Chandler controls. Does not include 5,600 shares owned by Mr. Chandler's wife individually, to which he disclaims beneficial ownership.

/(4)/ Includes 3,690 shares owned individually which are held in street name, 302 shares owned jointly with Mr. Collin's father, 9,559 shares held in a savings plan and 26,000 shares subject to stock options under the Company's Incentive Stock Option Plan (the "ISO Plan") as to which Mr. Collins disclaims beneficial ownership. Also includes 1,500 shares of restricted stock subject to forfeiture granted under the Company's Executive Stock Plan.

/(5)/ Includes 12,599 shares owned individually, 63,373 shares owned individually which are in street name, and 20,349 shares held in a savings plan. Also includes 1,500 shares of restricted stock subject to forfeiture granted under the Company's Executive Stock Plan.

/(6)/ Includes 189,403 shares owned individually, 36,625 shares owned individually which are held in street name, 40,500 shares held in a family partnership and 42,311 shares held in a savings plan and includes 47,250 shares subject to stock options under the ISO Plan as to which Mr. Evans disclaims beneficial ownership. Also includes 2,250 shares of restricted stock subject to forfeiture granted under the Company's Executive Stock Plan.

/(7)/ Includes 78,632 shares owned individually, 56 shares owned jointly with Mr. Faulkner's wife, 3,350 shares held in street name, 17,685 shares held in a savings plan, and 43,000 shares subject to stock options under the ISO Plan as to which Mr. Faulkner disclaims beneficial ownership. Also includes 2,250 shares of restricted stock subject to forfeiture granted under the Company Executive Stock Plan.

/(8)/ Includes 165,195 shares owned individually, 5,234 shares held in a self directed retirement account owned individually and 1,651 shares which are held
in street name in a retirement account owned individually.   Does not include
19,851 shares owned individually by Mr. Folger's wife and 4,752 shares owned by Mr. Folger's wife jointly with their children.

/(9)/ Includes 8,437 shares owned individually which are held in street name.

/(10)/ Includes 143,020 shares owned individually, 14,434 shares owned jointly with Mr. Ivie's wife, 17,206 shares held in street name, 19,277 shares owned by a trust of which he serves as the trustee and is a beneficiary, 14,429 shares which are held in street name owned individually in a retirement account, 32,357 shares which are held in street name owned by a limited partnership, 45,202 shares owned by a limited partnership of which he is a limited partner and 14,642 shares held in a savings plan. Does not include 121 shares owned by Mr. Ivie's wife as to which he disclaims beneficial ownership.

/(11)/ Includes 5,500 shares owned individually which are held in street name. Does not include 1,000 shares owned in street name by Mr. Jones' wife as to which he disclaims beneficial ownership.

/(12)/ Includes 5,700 shares owned individually which are held in street name and 100 shares owned by a corporation as to which Mr. McKibbon has voting and/or investment power which are held in street name.

/(13)/ Includes 200,262 shares owned individually, 5,946 shares owned jointly with Mr. Stringer's wife and children, 750 shares owned jointly with his wife, 18,924 shares owned by a corporation as to which Mr. Stringer has voting and/or investment power and 3,000 shares held in a retirement account owned individually. Does not include 43,164 in a retirement account owned individually by Mr. Stringer's wife as to which he disclaims beneficial ownership.

/(14)/ Includes 88,073 shares owned individually which are held in street name and 21,459 shares held in a savings plan. Also includes 1,500 shares of restricted stock subject to forfeiture granted under the Company's Executive Stock Plan.

/(15)/ Includes 5,000 shares owned individually which are held in street name in a retirement account, and 25,000 shares subject to stock options under the ISO Plan as to which Mr. Wooten disclaims beneficial ownership. Also includes 1,500 shares earned of restricted stock subject to forfeiture granted under the Company's Executive Stock Plan.

Item 13.  Certain Relationships and Related Transactions

E. Paul Stringer, director, owns Stringer Insurance Agency in Dahlonega, Georgia, which was paid insurance premiums during 1998 by the Company and its subsidiaries in an amount equal to $406,734. In the opinion of management, these premiums are fair and reasonable and as favorable to the Company as those which could have been obtained from unrelated third parties.

William H. Anderson, II, director, is a limited partner in a limited partnership that owns two of the bank buildings which the Company and its subsidiary, First South Bank, N.A., lease at rates which, in the opinion of management, are fair and reasonable and as favorable to the Company as those which could have been obtained from unrelated third parties. The Company and First South Bank, N.A. paid to Mr. Anderson $124,885 in connection with such lease payments.

Frank C. Jones, director, is a partner in the law firm of King & Spalding. King & Spalding rendered legal services to the Company and its subsidiaries in 1998 and may render legal services to the Company and its subsidiaries in 1999.

In the ordinary course of banking business, the Company and its subsidiaries have had, and anticipate that they will continue to have, transactions with various directors, officers, principal shareholders of the Company, and their
associates.   All loans and commitments to extend loans included in such transactions were made substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with other unaffiliated persons. In the opinion of management, such loans and commitments do not involve more than a normal risk of collectibility or present any other unfavorable features.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 3, 1999                                      CENTURY SOUTH BANKS, INC.

                                                         /s/ James A. Faulkner
                                                         ----------------------------------------------
                                                             James A. Faulkner
                                                             Vice Chairman, Chief Executive Officer and
                                                             Director

Date:  June 3, 1999                                      /s/ Joseph W. Evans
                                                         ---------------------------------------------------------
                                                             Joseph W. Evans
                                                             President, Chief Operating Officer, Chief
                                                             Financial Officer and Directors

Date:  June 3, 1999                                      /s/ Susan J. Anderson
                                                         ---------------------------------------------------------
                                                             Susan J. Anderson
                                                             Senior Vice President and Corporate Controller
