Form 10-Q
period 1999-06-30
CENTURY SOUTH BANKS INC
filed 1999-08-13
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended June 30, 1999

                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                    to
                                      ------------------   ------------------

      Commission File Number: 0-26254
                              -------

                           Century South Banks, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                              58-1455591
         -------------------------------            -------------------
         (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)            Identification No.)

     60 Main Street West, P O Box 1000, Dahlonega, Georgia    30533
     -----------------------------------------------------  ----------
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
                                          Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                          OUTSTANDING AS OF JULY 31, 1999
       -----------------------------             -------------------------------
       Common stock, $1.00 par value                         11,767,356

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

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                     June 30,     December 31,
                                                       1999           1998
                                                    ---------     ------------
                                                    (amounts in thousands,
                                                      except share data)
Assets
Cash and due from banks                              $   42,838         51,420
Federal funds sold                                       25,710         30,550
Interest-earning deposits in other banks                  3,040          4,949
Investment securities:
  Available for sale                                    173,026        131,264
  Held to maturity (fair value: June
  30, 1999 - $25,430 and December 31,
  1998 - $41,271)                                        24,741         40,302
Loans, net of unearned income                           893,348        846,888
  Less allowance for loan losses                         13,473         13,035
                                                     ----------      ---------
    Loans, net                                          879,875        833,853
                                                     ----------      ---------
Premises and equipment, net                              26,593         25,300
Goodwill and other intangibles, net                       4,384          4,637
Other assets                                             26,212         24,445
                                                     ----------      ---------
      Total assets                                   $1,206,419      1,146,720
                                                     ==========      =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits              $  136,980        143,008
    Interest-bearing deposits                           903,755        850,300
                                                     ----------      ---------
      Total deposits                                  1,040,735        993,308
  Federal funds purchased                                11,500              -
  Federal Home Loan Bank advances                        14,230         16,280
  Long-term debt                                             33             35
  Accrued expenses and other liabilities                 11,401         11,045
                                                     ----------      ---------
      Total liabilities                               1,077,899      1,020,668
                                                     ----------      ---------
Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 shares; issued 11,754,156
    and 11,787,334 shares at June 30, 1999
    and December 31, 1998, respectively; and
    outstanding 11,754,156 and 11,701,435
    shares at June 30, 1999 and December 31,
    1998, respectively                                   11,754         11,787
  Additional paid-in capital                             35,922         36,106
  Retained earnings                                      83,119         78,219
  Unearned compensation-restricted stock awards            (869)             -
  Common stock in treasury (0 shares at June
    30, 1999 and 85,899 shares at December
    31, 1998), at cost                                        -         (1,051)
  Accumulated other comprehensive income (loss)          (1,406)           991
                                                     ----------      ---------
      Total shareholders' equity                        128,520        126,052
                                                     ----------      ---------
      Total liabilities and shareholders' equity     $1,206,419      1,146,720
                                                     ==========      =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                             Three months       Six months
                                            ended June 30,    ended June 30,
                                            1999     1998     1999     1998
                                           ------   ------   ------   ------
                                                 (amounts in thousands,
                                                 except per share data)
Interest income:
  Loans, including fees                  $ 21,553   21,531   42,545   42,466
  Federal funds sold                          427      570      884    1,172
  Interest on deposits in other banks          70      191      124      417
  Investment securities:
    Taxable                                 2,151    2,066    3,844    4,297
    Nontaxable                                637      690    1,279    1,398
                                         --------  -------  -------  -------
      Total interest income                24,838   25,058   48,676   49,750
                                         --------  -------  -------  -------
Interest expense:
  Deposits                                  9,900   10,616   19,308   21,280
  Federal funds purchased                     130        9      243       18
  Federal Home Loan Bank advances             190       79      382      148
  Long-term debt and other borrowings           7        5       13       34
                                         --------  -------  -------  -------
      Total interest expense               10,227   10,709   19,946   21,480
                                         --------  -------  -------  -------
      Net interest income                  14,611   14,349   28,730   28,270

Provision for loan losses                     691      562    1,179    1,114
                                         --------  -------  -------  -------
      Net interest income after
        provision for loan losses          13,920   13,788   27,551   27,156
                                         --------  -------  -------  -------
Noninterest income:
  Service charges on deposit accounts       1,527    1,690    3,018    3,298
  Securities gains, net                       200       20      440       37
  Other operating income                    1,476    1,540    2,841    3,550
                                         --------  -------  -------  -------
      Total noninterest income              3,203    3,250    6,299    6,885
                                         --------  -------  -------  -------

Noninterest expense:
  Salaries and employee benefits            6,277    6,310   12,588   12,521
  Net occupancy and equipment expense       1,647    1,541    3,225    3,074
  Other operating expenses                  3,152    3,241    6,445    6,645
                                         --------  -------  -------  -------
      Total noninterest expense            11,076   11,092   22,258   22,240
                                         --------  -------  -------  -------
      Income before income taxes            6,047    5,945   11,592   11,801

Income tax expense                          1,967    1,976    3,895    3,960
                                         --------  -------  -------  -------
      Net income                         $  4,080    3,969    7,697    7,841
                                         ========  =======  =======  =======
Net income per share:
  Basic                                     $0.35     0.34     0.66     0.67
                                         ========  =======  =======  =======
  Diluted                                   $0.35     0.33     0.65     0.66
                                         ========  =======  =======  =======

Cash dividends declared per share        $0.12000  0.10875  0.24000  0.21625
                                         --------  -------  -------  -------

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                      Six months ended
                                                                          June 30,
                                                                       1999       1998
                                                                     --------   --------
                                                                   (amounts in thousands)
Net cash provided by operating activities                            $  9,689    12,958
                                                                     --------   -------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale       7,663        37
  Principal collections and maturities of investment securities:
    Available for sale                                                 28,537    38,202
    Held to maturity                                                    1,108     8,029
  Proceeds from maturities of interest-earning deposits                83,568    94,797
  Purchases of investment securities held to maturity                       -      (846)
  Purchases of investment securities available for sale               (66,906)  (18,048)
  Investment in interest-earning deposits                             (81,658)  (80,283)
  Net increase in loans                                               (48,138)  (36,376)
  Proceeds from sales of real estate acquired through foreclosure       1,268       390
  Purchases of premises and equipment                                  (2,788)   (1,153)
  Proceeds from sale of premises and equipment                             71       239
                                                                     --------   -------
    Net cash (used in) provided by investing activities               (77,275)    4,988
                                                                     --------   -------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                  47,427   (14,820)
  Net increase (decrease) in federal funds purchased                   11,500      (970)
  Net increase in other short-term borrowings                           1,850       950
  Proceeds from issuance of long-term debt                                  -     5,000
  Payments on long-term debt and Federal Home Loan Bank advances       (3,902)   (5,552)
  Dividends paid to shareholders                                       (2,613)   (2,366)
  Purchase of treasury stock                                             (345)        -
  Proceeds from issuance of common stock                                  248       699
                                                                     --------   -------
    Net cash provided by (used in) financing activities                54,165   (17,059)
                                                                     --------   -------
    Net increase (decrease) in cash and cash equivalents              (13,421)      887

Cash and cash equivalents at beginning of period                       81,970    78,801
                                                                     --------   -------
Cash and cash equivalents at end of period                           $ 68,549    79,688
                                                                     ========   =======
Supplemental disclosure of cash paid during the period for:
  Interest                                                           $ 20,467    20,025
                                                                     ========   =======
  Income taxes                                                       $  2,980     2,034
                                                                     ========   =======
Supplemental schedule of noncash investing and financing
  Activities:
    Real estate acquired through foreclosure                         $  1,103     4,467
                                                                     ========   =======
    Real estate sold and financed by the Company                     $    167       984
                                                                     ========   =======
    Treasury stock issued by the Company in merger                   $     98         -
                                                                     ========   =======


See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation
     ---------------------

The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Parent Company") and its wholly owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank, National Association, ("GFB"), Fannin County Bank, N.A. ("FCB"), First Community Bank of Dawsonville ("FCBD"), Peoples Bank ("PBL"), Bank of Danielsville ("DAN"), First South Bank, National Association ("FSB"), AmeriBank, National Association ("AMB") and The Independent Bank of Oxford ("IBO") (collectively "the Company").

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

Total comprehensive income for the three months ended June 30, 1999 was $2,191,000 compared to $3,932,000 for the three months ended June 30, 1998. Total comprehensive income for the six months ended June 30, 1999 was $5,300,000 as compared to $7,988,000 for the six months ended June 30, 1998.


(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 30, 1999, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on January 30, 2000. The line of credit accrues interest at the Prime Lending Rate minus one percent (1%), as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of June 30, 1999, there were no advances under this line of credit.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. At June 30, 1999, the total advances under these lines approximated $14.2 million. These advances mature at various dates through June 2008. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.


(4)  Recent acquisition

On April 13, 1999, the Company completed the merger with Independent Bancorp, Inc. ("IBC") and its subsidiary bank, The Independent Bank of Oxford in Oxford, Alabama. The Company issued approximately 699,108 shares of its common stock in exchange for all of the issued and outstanding shares of IBC. This acquisition was accounted for as a pooling of interests and, accordingly, all financial information preceding the date of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's consolidated financial statements for the three and six months ended June 30, 1999 and June 30, 1998 have been restated for the merger with IBC as follows:

                                         Three months ended  Six months ended
                                              June 30,            June 30,
(Amounts in thousands)                     1999      1998     1999     1998
----------------------                   --------  -------   -------  -------
Interest income:
  Century South Banks, Inc. exclusive
    of pre-acquisition amounts            $22,848   23,206    44,721   46,137
  Independent Bancorp, Inc. and
    subsidiary                              1,990    1,852     3,955    3,613
                                          -------   ------    ------   ------
      Total                               $24,838   25,058    48,676   49,750
                                          =======   ======    ======   ======
Net interest income:
  Century South Banks, Inc. exclusive
    of pre-acquisition amounts            $13,652   13,482    26,853   26,574
  Independent Bancorp, Inc. and
    subsidiary                                959      867     1,877    1,696
                                          -------   ------    ------   ------
      Total                               $14,611   14,349    28,730   28,270
                                          =======   ======    ======   ======
Noninterest income:
  Century South Banks, Inc. exclusive
    of pre-acquisition amounts            $ 2,918    3,102     5,795    6,606
  Independent Bancorp, Inc. and
    Subsidiary                                285      148       504      279
                                          -------   ------    ------   ------
      Total                               $ 3,203    3,250     6,299    6,885
                                          =======   ======    ======   ======
Net income:
  Century South Banks, Inc. exclusive
    of pre-acquisition amounts            $ 3,554    3,629     6,959    7,160
  Independent Bancorp, Inc. and
    Subsidiary                                526      340       738      681
                                          -------   ------    ------   ------
      Total                               $ 4,080    3,969     7,697    7,841
                                          =======   ======    ======   ======

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(5)  Recent Accounting Pronouncements
     --------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133: ("SFAS 137"). SFAS 137 amends the effective date of implementation of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS 133 on the Company's financial statements.

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

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

The following is a discussion of the Company's financial condition at June 30, 1999, compared to December 31, 1998, and results of operations for the three and six month periods ended June 30, 1999, compared to the three and six month periods ended June 30, 1998. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION

During the first six months of 1999, total assets increased $59.7 million or approximately 5.2%, primarily due to increases in net loans of $46.0 million and investment securities of $26.2 million. These increases were funded by deposit growth of $47.4 million and increases in federal funds purchased of $11.5 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at June 30, 1999 were as follows:

                                             Gross       Gross
                                Amortized  Unrealized  Unrealized  Estimated
   (amounts in thousands)          cost       Gains      Losses    fair value
   ----------------------       ---------  ----------  ----------  ----------
Available for sale:
  U.S. Treasury and U.S.
    Government agencies          $ 84,611      272      (2,111)      82,772
  State, county and
    municipal securities           23,342      680         (77)      23,945
  Mortgage-backed securities       16,554      108        (157)      16,505
  Other debt securities            44,043       52      (1,130)      42,965
  Equity securities                 6,654      210         (25)       6,839
                                 --------    -----      ------      -------
                                 $175,204    1,322      (3,500)     173,026
                                 --------    -----      ------      -------

Held to maturity:
  U.S. Government agencies       $    329       17           -          346
  State, county and
    municipal securities           21,883      583          (3)      22,463
  Mortgage-backed securities          578        9          (4)         583
  Other debt securities             1,951       87           -        2,038
                                 --------    -----      ------      -------
                                 $ 24,741      696          (7)      25,430
                                 --------    -----      ------      -------

Balances within the major deposit categories as of June 30, 1999 and December 31, 1998 are shown below:
                                              (amounts in millions)

                                              June 30,    December 31,
                                                1999         1998
                                              --------    ------------
  Noninterest-bearing demand deposits         $  137.0       143.0
  Interest-bearing demand deposits               153.4       156.5
  Money market accounts                          142.4       121.5
  Savings deposits                                57.3        55.6
  Certificates of deposit and
    Individual retirement accounts
    of $100,000 or more                          169.5       156.0
  Other individual retirement accounts            52.6        53.1
  Other certificates of deposit                  328.5       307.6
                                              --------       -----
                                              $1,040.7       993.3
                                              ========       =====

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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At June 30, 1999, the Company's cash and due from banks was $42.8 million, its federal funds sold were $25.7 million, its interest-earning deposits in other banks were $3.0 million, and its investment securities designated as available for sale were $173.0 million. All of the above could be converted to cash on relatively short notice.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 1999.

                                           0-90 days         91-365 days            1-5 years            Over 5 years
                                            Current      Current   Cumulative   Current   Cumulative  Current   Cumulative
                                           ---------     -------   ----------   -------   ----------  -------   ----------
                                                                        (amounts in thousands)
Interest-sensitive assets                  $ 344,325     181,239     525,564    442,584     968,148    151,717   1,119,865
Interest-sensitive
  liabilities                                475,723     341,471     817,194     92,561     909,755     19,762     929,517
                                           ---------    --------    --------    -------     -------    -------   ---------
Interest-sensitivity gap                   $(131,398)   (160,232)   (291,630)   350,023      58,393    131,955     190,348
                                           =========    ========    ========    =======     =======    =======   =========
Ratio of interest-sensitive
  assets to interest-
  sensitive liabilities                         0.72        0.53        0.64       4.78        1.06       7.68        1.20
                                           =========    ========    ========    =======     =======    =======   =========

                                 RESULTS OF OPERATIONS

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

Net interest income for the three months ended June 30, 1999 increased $262,000 or 1.83% over the same period of 1998. For the six months ended June 30, 1999, net interest income was $28,730,000 representing an increase of $460,000 or 1.63% as compared to the six months ended June 30, 1998. The average yield earned on interest-earning assets, on a tax equivalent basis, decreased to 9.10% for the six months ended June 30, 1999 from 9.55% for the six months ended June 30, 1998 and the average rate paid on interest-bearing liabilities decreased to 4.49% for the six months ended June 30, 1999 from 4.90% for the six months ended June 30, 1998. The Company's interest rate differential decreased to 4.61% from 4.65% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 5.41% for the first six months of 1999 from 5.47% for the same period of 1998.

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

In determining the appropriate level of the allowance for each affiliate bank, the Company relies primarily on analysis of the major components of the loan portfolio such as commercial loans, commercial real estate loans, consumer loans, construction loans, residential real estate loans, and all other loans and unfunded commitments. The Company has established a minimum loss factor for certain problem loan grade categories and for general categories of non-performing loans. All significant problem loans are reviewed individually to establish either the minimum loss factor (formula) or a specific reserve higher than the formula. All significant non-problem loans are reserved at the greater of the minimum loss rate for the category of loans or the weighted average historical loss rate over a defined loss horizon as computed from the migration analysis. Other homogenous loan pools such as the consumer loans, construction loans, and residential mortgage loans are reserved at the greater of the minimum loss rate or the weighted average historical loss rate as computed in the migration analysis.

Management evaluates the allowance on a quarterly basis. The provision for loan losses for each affiliate bank is adjusted to the appropriate level based on the analysis methodology described above.

A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, southwestern North Carolina and eastern Alabama. The ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in market conditions in these markets.

The allowance for loan losses approximated 1.51% of outstanding loans at June 30, 1999 as compared to 1.54% at December 31, 1998 and 1.56% at June 30, 1998.
The allowance increased to $13,473,000 at June 30, 1999 from $13,035,000 at December 31, 1998 and $13,158,000 at June 30, 1998. The provision for loan losses increased to $1,179,000 for the six months ended June 30, 1999 from $1,114,000 for the six months ended June 30, 1998. Net loan charge offs for the six months ended June 30, 1999 were $741,000 as compared to $478,000 for the six months ended June 30, 1998. Net loans charged off as a percentage of average loans was 0.17% for the six months ended June 30, 1999 as compared to 0.20% for the six months ended June 30, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 1999 and the year ended December 31, 1998.

                                      June 30,  December 31,
                                        1999        1998
                                      --------  ------------
Allowance for loan losses at
  beginning of year                   $13,035      12,853

Loans charged off                       1,244       3,193

Recoveries on loans previously
  charged off                             503         798
                                      -------      ------

  Net loans charged off                   741       2,395

Allowances for loan losses of
  loans of bank subsidiary sold             -        (558)

Provision for loan losses
  charged to income                     1,179       3,135
                                      -------      ------
Allowance for loan losses at
  end of period                       $13,473      13,035
                                      =======      ======


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through June 30, 1999. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets. Underperforming loans consist of loans, which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table below provides information concerning nonperforming loans, nonperforming assets, underperforming loans and certain asset quality ratios at June 30, 1999 and December 31, 1998.

                                               June 30,           December 31,
                                                 1999                1998
                                               --------           ------------
                                                  (amounts in thousands,
                                              except ratios and percentages)

Nonperforming loans                             $4,188               4,631

Real estate acquired through foreclosure
  and other repossessed assets                   4,352               4,773
                                                ------               -----
Nonperforming assets                            $8,540               9,404
                                                ======               =====
Underperforming loans                           $  636                 841
                                                ======               =====
Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                        0.47%               0.55%
                                                ======               =====
  Nonperforming assets to total loans,
    net of unearned income, real estate
    acquired through foreclosure, and
    other repossessed assets                      0.95%               1.10%
                                                ======               =====
  Allowance for loan losses to
    Nonperforming loans                           3.22x               2.81x
                                                ======               =====
  Underperforming loans to total loans,
    net of unearned income                        0.07%               0.10%
                                                ======               =====

Noninterest Income
------------------

Noninterest income for the second quarter of 1999 decreased $47,000 or 1.5% as compared to the same period of 1998. This decrease was primarily due to a decrease in service charges on deposit accounts of $163,000 which was offset by net securities gains of $180,000. Noninterest income for the six months ended June 30, 1999 decreased $586,000 or 8.5% as compared to the same period of 1998. This decrease was primarily due to a gain on the sale of a branch in the first quarter of 1998 of approximately $710,000 and a decrease in service charges on deposit accounts of $280,000. This decrease was partially offset by an increase in net securities gains of $403,000. The decreases in service charges can be explained by comparing average deposits for the respective periods. Average deposits for the six months ended June 30, 1999 were $1,009,180 versus $1,012,115 for the six months ended June 30, 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense
-------------------

The $16,000 or 0.1% decrease in noninterest expense for the second quarter of 1999 as compared to the second quarter of 1998 was primarily due to a decrease in salary and benefit expense of $33,000. This decrease was partially offset by an increase in net occupancy and equipment expense of $106,000. The $18,000 increase in noninterest expense for the six months ended June 30, 1999 as compared to the same period of 1998 was primarily due to an increase in salary and employee benefits of $67,000, an increase in net occupancy and equipment expense of $151,000 and an increase due to special charges taken in the first quarter of 1999 of approximately $360,000 associated with the acquisition of Independent Bancorp, Inc.. These increases were offset by a decrease in amortization expense of $185,000 taken in the first quarter of 1998 on the sale of a branch as mentioned above and a decrease in microfiche/microfilm expenses of $85,000 due to the implementation of optical disk storage technology.

Income Tax Expense
------------------

The second quarter 1999 income tax expense was approximately $1,967,000, or an effective rate of 32.5%, as compared to $1,976,000 for the second quarter of 1998, or an effective rate of 33.2%. During the first six months of 1999 income tax expense was approximately $3,895,000, or an effective rate of 33.6%, as compared to approximately $3,960,000 for the first six months of 1998, also an effective rate of 33.6%.

Net Income
----------

The Company's second quarter 1999 net earnings were $0.35 per diluted share or $4,080,000 as compared to $0.33 per diluted share or $3,969,000 for the second quarter of 1998, representing an increase in net earnings of 6.1%. Net earnings for the six months ended June 30, 1999 were $0.67 per diluted share or $7,944,000, exclusive of special charges taken in the first quarter of 1999 of approximately $247,300 net of related taxes associated with the acquisition of Independent Bancorp, Inc. Net earnings for the six months ended June 30, 1998 were $0.63 per diluted share or $7,486,000, exclusive of an after-tax gain of $355,000 taken in the first quarter of 1998 on the sale of a branch as previously mentioned.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the six months ended June 30, 1999 was 12.14% (annualized) as compared to 13.36% (annualized) for the six months ended June 30, 1998. The Company's return on average assets was 1.32% (annualized) and 1.38% (annualized) for the six month periods ended June 30, 1999 and 1998, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of June 30, 1999 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:

                                                                                              For
                                                                                            Capital
                                Actual                                                 Adequacy Purposes
                           ---------------                               ------------------------------------------
                           Amount    Ratio                               Amount                               Ratio
                           ------    -----                               ------                               -----
As of June 30,1999:

Total Capital (to Risk
  Weighted Assets):       $137,623   15.7%  is greater than or equal to  $70,261  is greater than or equal to 8.0%
Tier 1 Capital (to Risk
  Weighted Assets):       $126,519   14.4%  is greater than or equal to  $35,130  is greater than or equal to 4.0%
Tier 1 Capital (to
  Average Assets):        $126,519   10.6%  is greater than or equal to  $47,812  is greater than or equal to 4.0%

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.91% and its ratio of shareholders' equity to assets of 10.65% at June 30, 1999.

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

Customer awareness and preparedness is also a priority. Loan relationships which could be materially affected by the Year 2000 issue are being identified and monitored. An employee and customer awareness campaign began on September 1, 1998 and will be ongoing through 1999. Disaster recovery and business resumption plans have been developed based upon each Bank's unique structure. These plans provide the Company direction in the event and unforeseen circumstance arises due to the Year 2000. An unforeseen circumstance can be anything from a vault not opening to a power failure to a natural disaster. Century South's liquidity policy has been evaluated and updated to ensure an adequate supply of cash will be on hand in the event of increased demand. All plans will be tested and implemented before the end of third quarter 1999.

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


                          PART II.  OTHER INFORMATION

Item 4.  Matters Submitted to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 26, 1999, the following directors were elected to hold office for the coming year: William H. Anderson, II, James R. Balkcom, Jr., William L. Chandler, Joseph W. Evans, James A. Faulkner, Thomas T. Folger, Jr., Quill O. Healey, J. Russell Ivie, Frank C. Jones, John B. McKibbon, III, and E. Paul Stringer.


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1 Financial Data Schedule as of and for the six
                months ended June 30, 1999
              Exhibit 27.2 Financial Date Schedule as of and for the six
                months ended June 30, 1998

         (b) There were no reports filed on Form 8-K for the quarter ended June 30, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Century South Banks, Inc.


DATE: August 13, 1999                 By: /s/ James A. Faulkner
      ---------------                    -----------------------------------
                                              James A. Faulkner
                                              Vice Chairman and Chief
                                              Executive Officer


DATE: August 13, 1999                 By: /s/ Joseph W. Evans
      ---------------                    -----------------------------------
                                              Joseph W. Evans
                                              President, Chief Operating
                                              Officer and Chief Financial
                                              Officer