Form 10-Q
period 1999-09-30
CENTURY SOUTH BANKS INC
filed 1999-11-15
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 1999
                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________________

Commission File Number: 0-26254
                        -------

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

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              CLASS                       OUTSTANDING AS OF OCTOBER 31, 1999
--------------------------------------------------------------------------------
Common stock, $1.00 par value                        11,626,356

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES

                                   Form 10Q


                                     INDEX

                                                                   Page No.
                                                                   --------
Part I.   Financial Information
          ---------------------
     Item 1. Financial Statements
             Consolidated Balance Sheets                                3
             Consolidated Statements of Income                          4
             Condensed Consolidated Statements of Cash Flows            5
             Notes to Consolidated Financial Statements                 6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10
     Item 3. Market Risk Disclosure                                    19

Part II.  Other Information
          -----------------
     Item 6. Exhibits and Reports on Form 8-K                          19

Signatures                                                             20

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                  September 30,            December 31,
                                                                                      1999                     1998
                                                                          -------------------------------------------------
                                                                               (amounts in thousands, except share data)

Assets
------
Cash and due from banks                                                            $   39,442                 51,420
Federal funds sold                                                                     14,380                 30,550
Interest-earning deposits in other banks                                                2,444                  4,949
Investment securities:
  Available for sale                                                                  174,045                131,264
  Held to maturity (fair value: September
    30, 1999 - $23,119 and December 31,
    1998 - $41,271)                                                                    22,608                 40,302

Loans, net of unearned income                                                         926,319                846,888
  Less allowance for loan losses                                                       13,815                 13,035
                                                                                   ----------              ---------
    Loans, net                                                                        912,504                833,853
                                                                                   ----------              ---------
Premises and equipment, net                                                            26,692                 25,300
Goodwill and other intangibles, net                                                     4,295                  4,637
Other assets                                                                           25,766                 24,445
                                                                                   ----------              ---------
      Total assets                                                                 $1,222,176              1,146,720
                                                                                   ==========              =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                            $  137,282                143,008
    Interest-bearing deposits                                                         892,278                850,300
                                                                                   ----------              ---------
      Total deposits                                                                1,029,560                993,308

  Federal funds purchased                                                              10,895                      -
  Federal Home Loan Bank advances                                                      39,205                 16,280
  Long-term debt                                                                           32                     35
  Other short-term borrowings                                                             200                      -
  Accrued expenses and other liabilities                                               11,429                 11,045
                                                                                   ----------              ---------
      Total liabilities                                                             1,091,321              1,020,668
                                                                                   ----------              ---------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 shares; issued 11,768,356
    and 11,787,334 shares at September 30, 1999
    and December 31, 1998, respectively; and
    outstanding 11,768,356 and 11,701,435
    shares at September 30, 1999 and December
    31, 1998, respectively                                                            11,768                  11,787
  Additional paid-in capital                                                          36,002                  36,106
  Retained earnings                                                                   85,805                  78,219
  Unearned compensation-restricted stock awards                                         (795)                      -
  Common stock in treasury (0 shares at
    September 30, 1999 and 85,899 shares at
    December 31, 1998), at cost                                                            -                  (1,051)
  Accumulated other comprehensive income (loss)                                       (1,925)                    991
                                                                                  ----------               ---------
      Total shareholders' equity                                                     130,855                 126,052
                                                                                  ----------               ---------
      Total liabilities and shareholders' equity                                  $1,222,176               1,146,720
                                                                                  ==========               =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                    Three months ended                Nine months ended
                                                                       September 30,                    September 30,
                                                                    1999              1998            1999            1998
                                                             -------------------------------------------------------------------
                                                                              (amounts in thousands, except
                                                                                     per share data)
Interest income:
  Loans, including fees                                              $ 22,103          21,915          64,648          64,381
  Federal funds sold                                                      330             525           1,214           1,697
  Interest on deposits in other banks                                      20             199             144             617
  Investment securities:
    Taxable                                                             2,389           1,879           6,233           6,175
    Nontaxable                                                            589             674           1,868           2,072
                                                                     --------         -------         -------         -------
      Total interest income                                            25,431          25,192          74,107          74,942
                                                                     --------         -------         -------         -------

Interest expense:
  Deposits                                                              9,956          10,641          29,264          31,920
  Federal funds purchased                                                 147              10             390              29
  Federal Home Loan Bank advances                                         366             124             748             272
  Long-term debt and other borrowings                                       3               9              16              43
                                                                     --------         -------         -------         -------
      Total interest expense                                           10,472          10,784          30,418          32,264
                                                                     --------         -------         -------         -------

      Net interest income                                              14,959          14,408          43,689          42,678

Provision for loan losses                                                 564             613           1,743           1,727
                                                                     --------         -------         -------         -------

      Net interest income after
        provision for loan losses                                      14,395          13,795          41,946          40,951
                                                                     --------         -------         -------         -------

Noninterest income:
  Service charges on deposit accounts                                   1,523           1,620           4,541           4,918
  Securities gains, net                                                    32             251             472             289
  Other operating income                                                1,372           1,267           4,213           4,816
                                                                     --------         -------         -------         -------
      Total noninterest income                                          2,927           3,138           9,226          10,023
                                                                     --------         -------         -------         -------

Noninterest expense:
  Salaries and employee benefits                                        6,510           6,284          19,098          18,805
  Net occupancy and equipment expense                                   1,685           1,554           4,910           4,627
  Other operating expenses                                              3,013           3,157           9,458           9,803
                                                                     --------         -------         -------         -------
      Total noninterest expense                                        11,208          10,995          33,466          33,235
                                                                     --------         -------         -------         -------

      Income before income taxes                                        6,114           5,938          17,706          17,739

Income tax expense                                                      2,015           1,994           5,910           5,954
                                                                     --------         -------         -------         -------

      Net income                                                     $  4,099           3,944          11,796          11,785
                                                                     ========         =======         =======         =======

Net income per share:
  Basic                                                              $   0.35            0.34            1.01            1.01
                                                                     ========         =======         =======         =======
  Diluted                                                            $   0.35            0.33            1.00            0.99
                                                                     ========         =======         =======         =======

Cash dividends declared per share                                    $0.12000         0.11000         0.36000         0.32625
                                                                     ========         =======         =======         =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                                     1999         1998
                                                                                                 -------------------------
                                                                                                   (amounts in thousands)
Net cash provided by operating activities                                                          $  14,957       17,055
                                                                                                   ---------     --------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                                      8,016          338
  Principal collections and maturities of investment securities:
      Available for sale                                                                              37,052       53,155
      Held to maturity                                                                                 3,246       10,601
  Proceeds from maturities of interest-earning deposits                                              151,487      148,417
  Purchases of investment securities held to maturity                                                      -         (846)
  Purchases of investment securities available for sale                                              (77,570)     (20,361)
  Investment in interest-earning deposits                                                           (148,981)    (127,221)
  Net increase in loans                                                                              (81,358)     (54,770)
  Proceeds from sales of real estate acquired through foreclosure                                      2,247        1,558
  Purchases of premises and equipment                                                                 (3,698)      (2,663)
  Proceeds from sale of premises and equipment                                                           165          301
  Purchase of life insurance contracts                                                                     -       (1,662)
                                                                                                   ---------     --------
      Net cash (used in) provided by investing activities                                           (109,394)       6,847
                                                                                                   ---------     --------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                                                 36,252      (16,587)
  Net increase (decrease) in federal funds purchased                                                  10,895         (150)
  Net increase in other short-term borrowings                                                            200            -
  Proceeds from issuance of Federal Home Loan Bank advances                                           25,000        6,425
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                                                     (2,078)      (7,163)
  Dividends paid to shareholders                                                                      (4,023)      (3,803)
  Purchase of treasury stock                                                                            (345)           -
  Proceeds from issuance of common stock                                                                 388          824
                                                                                                   ---------     --------
      Net cash provided by (used in) financing activities                                             66,289      (20,454)
                                                                                                   ---------     --------
      Net (decrease) increase in cash and cash equivalents                                           (28,148)       3,448

Cash and cash equivalents at beginning of period                                                      81,970       78,801
                                                                                                   ---------     --------
Cash and cash equivalents at end of period                                                         $  53,822       82,249
                                                                                                   =========     ========
Supplemental disclosure of cash paid during the period for:
    Interest                                                                                       $  30,681       32,940
                                                                                                   =========     ========
    Income taxes                                                                                   $   6,043        2,342
                                                                                                   =========     ========
Supplemental schedule of noncash investing and financing
  Activities:
    Real estate acquired through foreclosure                                                       $   1,176        4,970
                                                                                                   =========     ========
    Real estate sold and financed by the Company                                                   $     213        1,223
                                                                                                   =========     ========
    Treasury stock issued by the Company in merger                                                 $      98            -
                                                                                                   =========     ========

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

Total comprehensive income for the three months ended September 30, 1999 was $3,580,000 compared to $4,338,000 for the three months ended September 30, 1998. Total comprehensive income for the nine months ended September 30, 1999 was $8,880,000 as compared to $12,326,000 for the nine months ended September 30, 1998.


(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 30, 1999, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on January 30, 2000. The line of credit accrues interest at the Prime Lending Rate minus one percent (1%), as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of September 30, 1999, there were no advances under this line of credit.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. At September 30, 1999, the total advances under these lines approximated $39.2 million. During the third quarter of 1999, two subsidiaries drew a total of $25 million on their lines of credit. These advances mature at various dates through June 2008. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.


(4)  Recent acquisition
     ------------------

In second quarter 1999, the Company completed the merger with Independent Bancorp, Inc. ("IBC") and its subsidiary bank, The Independent Bank of Oxford in
Oxford, Alabama.   The Company issued approximately 699,108 shares of its common stock in exchange for all of the issued and outstanding shares of IBC. This acquisition was accounted for as a pooling of interests and, accordingly, all financial information preceding the date of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's consolidated financial statements for the three and nine months ended September 30, 1999 and September 30, 1998 have been restated for the merger with IBC as follows:

                                                                 Three months ended                  Nine months ended
                                                                   September 30,                       September 30,
(Amounts in thousands)                                         1999              1998              1999              1998
-------------------------------------------------------------------------------------------------------------------------------
Interest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                    $23,429           23,217            68,150            69,354
  Independent Bancorp, Inc. and
    Subsidiary                                                  2,002            1,975             5,957             5,588
                                                              -------           ------            ------            ------
      Total                                                   $25,431           25,192            74,107            74,942
                                                              =======           ======            ======            ======

Net interest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                    $13,991           13,513            40,844            40,087
  Independent Bancorp, Inc. and
    Subsidiary                                                    968              895             2,845             2,591
                                                              -------           ------            ------            ------
      Total                                                   $14,959           14,408            43,689            42,678
                                                              =======           ======            ======            ======

Noninterest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                    $ 2,622            2,984             8,417             9,590
  Independent Bancorp, Inc. and
    Subsidiary                                                    305              154               809               433
                                                              -------           ------            ------            ------
      Total                                                   $ 2,927            3,138             9,226            10,023
                                                              =======           ======            ======            ======

Net income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                    $ 3,838            3,623            10,797            10,783
  Independent Bancorp, Inc. and
    Subsidiary                                                    261              321               999             1,002
                                                              -------           ------            ------            ------
      Total                                                   $ 4,099            3,944            11,796            11,785
                                                              =======           ======            ======            ======

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


(5) Recent Accounting Pronouncements
    --------------------------------

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities
- Deferral of the Effective Date of FASB Statement No. 133: ("SFAS 137"). SFAS 137 amends the effective date of implementation of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS 133 on the Company's financial statements.

Effective January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise, an Amendment of FASB Statement No. 65" ("SFAS 134"). There was no impact on the Company's financial statements upon adoption of SFAS 134.


(6) Pending Acquisitions
    --------------------

On August 5, 1999, the Company and Haywood Bancshares, Inc. entered into an Agreement and Plan of Merger whereby Haywood would be merged with a wholly-owned subsidiary of Century South and Haywood's shareholders would receive approximately $21.30 in a combination of cash and Company common stock for each share of Haywood's common stock based on the current value of Century South stock. The merger is subject to customary terms and conditions including shareholder and regulatory approvals and is expected to close in the first quarter of 2000. The merger will be accounted for as a purchase.

On October 25, 1999, the Company and Lanier Bankshares, Inc. entered into a definitive agreement and plan of merger whereby Century South will acquire Lanier and its bank subsidiary, Lanier National Bank. The definitive merger agreement, which resulted out of a letter of intent signed and announced by the parties on August 25, 1999, is valued at $39,650,000 or $31.00 per diluted share. The merger will be accounted as a pooling of interests and is expected to close in the first quarter of 2000.


(7) Subsequent Events
    -----------------

In August of 1999, the Company announced plans to consolidate its two Georgia headquarters into one office located in Alpharetta, Georgia, a suburb of Atlanta. The dual Georgia headquarters had resulted from a previously consummated merger transaction. The Company also announced plans to build a single identity for its 11 different bank brands. When the Company's single bank brand initiative is completed, all of the Company's banks will operate under the "Century South Bank" brand name with a geographic identifier attached. For example, after the merger, Haywood Savings is expected to operate under the name "Century South Bank of the Carolinas." Each of the Company's banks will continue to foster and promote the Company's community bank philosophy of autonomous decision-making and responsive, personal service.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


In connection with the headquarters consolidation and single bank brand initiative, the Company expects to record merger-related charges of approximately $1.8 million, after taxes, during the fourth quarter of 1999. While this is the Company's best estimate of the expected costs of the merger-related integration plan, there can be no assurance that the Company will not incur additional charges in excess of its estimate. The non-recurring charge includes costs to: (i) move the Company's Dahlonega and Macon, Georgia headquarters to Alpharetta, Georgia; (ii) reduce employment at the two headquarters and pay related severance benefits; (iii) rename the Company's banks and market the uniform "Century South Bank" brand name; (iv) revise and update operating policies and procedures; and (v) write-off redundant and outdated equipment.

On October 21, 1999, the Company announced a stock repurchase program whereby the Company will repurchase up to 550,000 shares of its common stock. As of November 5, 1999, the Company had repurchased a total of 234,000 shares of its common stock.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at September 30, 1999, compared to December 31, 1998, and results of operations for the three and nine month periods ended September 30, 1999, compared to the three and nine month periods ended September 30, 1998. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

                              FINANCIAL CONDITION
                              -------------------

During the first nine months of 1999, total assets increased $75.5 million or approximately 6.6%, primarily due to increases in net loans of $78.7 million and investment securities of $25.1 million. These increases were funded by deposit growth of $36.3 million, a decrease in federal funds sold of $16.2 million, and increases in federal funds purchased of $10.9 million and long-term debt of $22.9 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at September 30, 1999 were as follows:

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
     Government agencies                            $ 89,990         257      (2,303)      87,944
   State, county and
     municipal securities                             23,264         555        (133)      23,686
   Mortgage-backed securities                         14,974          82        (197)      14,859
   Other debt securities                              41,743          36      (1,417)      40,362
   Equity securities                                   7,102         108         (16)       7,194
                                                 ------------------------------------------------
                                                    $177,073       1,038      (4,066)     174,045
                                                 ------------------------------------------------

 Held to maturity:
   U.S. Government agencies                         $    333          14           -          347
   State, county and
     municipal securities                             19,986         441         (17)      20,410
   Mortgage-backed securities                            336           5          (1)         340
   Other debt securities                               1,953          69           -        2,022
                                                 ------------------------------------------------
                                                    $ 22,608         529         (18)      23,119
                                                 ------------------------------------------------

Balances within the major deposit categories as of September 30, 1999 and December 31, 1998 are shown below:



                                                                                                  (amounts in millions)
                                                                                        September 30,                 December 31,
                                                                                            1999                         1998
                                                                               --------------------------     ----------------------
 Noninterest-bearing demand deposits                                                     $  137.3                      143.0
 Interest-bearing demand deposits                                                           149.1                      156.5
 Money market accounts                                                                      141.9                      121.5
 Savings deposits                                                                            55.4                       55.6
 Certificates of deposit and
   Individual retirement accounts
   of $100,000 or more                                                                      170.7                      156.0
 Other individual retirement accounts                                                        52.9                       53.1
 Other certificates of deposit                                                              322.3                      307.6
                                                                                         --------                      -----
                                                                                         $1,029.6                      993.3
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At September 30, 1999, the Company's cash and due from banks was $39.4 million, its federal funds sold were $14.4 million, its interest-earning deposits in other banks were $2.4 million, and its investment securities designated as available for sale were $174.0 million. All of the above could be converted to cash on relatively short notice.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 1999.

                                       0-90 days          91-365 days                  1-5 years                  Over 5 years
                                        Current     Current      Cumulative      Current     Cumulative      Current     Cumulative
                                       --------------------------------------------------------------------------------------------
                                                                    (amounts in thousands)
Interest-sensitive assets              $ 321,902      173,940     495,842       478,680      974,522        151,459      1,125,981

Interest-sensitive
  liabilities                            484,906      346,481     831,387       107,018      938,405          4,205        942,610
                                       ---------     --------    --------       -------      -------        -------      ---------
Interest-sensitivity gap               $(163,004)    (172,541)   (335,545)      371,662       36,117        147,254        183,371
                                       =========     ========    ========       =======      =======        =======      =========
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities                   0.66         0.50        0.60          4.47         1.04          36.02           1.19
                                       =========     ========    ========       =======      =======        =======      =========

The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At September 30, 1999, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purpose of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income. Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

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

Net interest income for the three months ended September 30, 1999 increased $551,000 or 3.82% over the same period of 1998. For the nine months ended September 30, 1999, net interest income was $43,689,000 representing an increase of $1,011,000 or 2.37% as compared to the nine months ended September 30, 1998. These increases were caused by volume increases offset by a decline in average rates. The average yield earned on interest-earning assets, on a tax equivalent basis, decreased to 9.04% for the nine months ended September 30, 1999 from 9.50% for the nine months ended September 30, 1998 and the average rate paid on interest-bearing liabilities decreased to 4.46% for the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

nine months ended September 30, 1999 from 4.88% for the nine months ended September 30, 1998. The Company's interest rate differential decreased to 4.58% from 4.62% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 5.36% for the first nine months of 1999 from 5.45% for the same period of 1998. The Company's net interest margin for the quarter ended September 30, 1999 was 5.28% compared to 5.43% for the quarter ended September 30, 1998.


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

The allowance for loan losses approximated 1.49% of outstanding loans at September 30, 1999 as compared to 1.54% at December 31, 1998 and 1.56% at September 30, 1998. The allowance increased to $13,815,000 at September 30, 1999 from $13,035,000 at December 31, 1998 and $13,436,000 at September 30, 1998.
The provision for loan losses increased to $1,743,000 for the nine months ended September 30, 1999 from $1,727,000 for the nine months ended

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


September 30, 1998. Net loan charge offs for the nine months ended September 30, 1999 were $963,000 as compared to $1,144,000 for the nine months ended September 30, 1998. Net loans charged off as a percentage of average loans was 0.14% for the nine months ended September 30, 1999 as compared to 0.14% for the nine months ended September 30, 1998.

The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 1999 and the year ended December 31, 1998.


                                   September 30,        December 31,
                                       1999                 1998
                                   -------------        ------------
Allowance for loan losses at
  beginning of year                   $13,035              12,853

Loans charged off                       1,968               3,193

Recoveries on loans previously
  charged off                           1,005                 798
                                      -------              ------

  Net loans charged off                   963               2,395

Allowances for loan losses of
  loans of bank subsidiary sold             -                (558)

Provision for loan losses
  charged to income                     1,743               3,135
                                      -------              ------

Allowance for loan losses at
  end of period                       $13,815              13,035
                                      =======              ======


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through September 30, 1999. Underperforming loans include loans, which are past due with respect to principal or interest more than 90 days and still accruing interest. Nonperforming assets include nonperforming loans, underperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets.

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

The table below provides information concerning nonperforming loans, underperforming loans, nonperforming assets, and certain asset quality ratios at September 30, 1999 and December 31, 1998.

                                                                       September 30,             December 31,
                                                                            1999                     1998
                                                                      --------------             ------------
                                                                 (amounts in thousands, except ratios and percentages)
Nonperforming loans                                                        $4,248                    4,631

Other nonperforming assets                                                  3,358                    4,773

Underperforming loans                                                         895                      841
                                                                           ------                   ------

Nonperforming assets                                                       $8,501                   10,245
                                                                           ======                   ======

Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                                                   0.46%                    0.55%
                                                                           ======                   ======

  Nonperforming assets to total loans,
    net of unearned income, real estate
    acquired through foreclosure, and
    other repossessed assets                                                 0.91%                    1.20%
                                                                           ======                   ======

  Allowance for loan losses to
    Nonperforming loans                                                      3.25x                    2.81x
                                                                           ======                   ======

  Underperforming loans to total loans,
    net of unearned income                                                   0.10%                    0.10%
                                                                           ======                   ======



Noninterest Income
------------------

Noninterest income for the third quarter of 1999 decreased $211,000 or 6.7% as compared to the same period of 1998. This decrease was primarily due to a decrease in service charges on deposit accounts of $97,000 and a decrease in net securities gains of $219,000. Noninterest income for the nine months ended September 30, 1999 decreased $797,000 or 8.0% as compared to the same period of 1998. This decrease was primarily due to a gain on the sale of a branch in the first quarter of 1998 of approximately $710,000 and a decrease in service charges on deposit accounts of $377,000. This decrease was partially offset by an increase in net securities gains of $183,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)



Noninterest Expense
-------------------

The $213,000 or 1.9% increase in noninterest expense for the third quarter of 1999 as compared to the third quarter of 1998 was primarily due to an increase in salary and benefit expense of $226,000 and an increase in net occupancy and equipment expense of $131,000. The $231,000 increase in noninterest expense for the nine months ended September 30, 1999 as compared to the same period of 1998 was primarily due to an increase in salary and employee benefits of $293,000, an increase in net occupancy and equipment expense of $283,000 and an increase due to special charges taken in the first quarter of 1999 of approximately $360,000 associated with the acquisition of Independent Bancorp, Inc.. These increases were offset by a decrease in amortization expense of $185,000 taken in the first quarter of 1998 on the sale of a branch as mentioned above and decreases in microfiche/microfilm expenses of $86,000 due to the implementation of optical disk storage technology, decreases in ATM related expenses, stationery and supplies, and credit card expenses of $154,000, $72,000 and $71,000, respectively.

Income Tax Expense
------------------

The third quarter 1999 income tax expense was approximately $2,015,000, or an effective rate of 33.0%, as compared to $1,994,000 for the third quarter of 1998, or an effective rate of 33.6%. During the first nine months of 1999 income tax expense was approximately $5,910,000, or an effective rate of 33.4%, as compared to approximately $5,954,000 for the first nine months of 1998, or an effective rate of 33.6%.

Net Income
----------

The Company's third quarter 1999 net earnings were $0.35 per diluted share or $4,099,000 as compared to $0.33 per diluted share or $3,944,000 for the third quarter of 1998, representing an increase in net earnings of 6.1%. Net earnings for the nine months ended September 30, 1999 were $1.02 per diluted share or $12,043,000, exclusive of special charges taken in the first quarter of 1999 of approximately $247,300 net of related taxes associated with the acquisition of Independent Bancorp, Inc. Net earnings for the nine months ended September 30, 1998 were $0.96 per diluted share or $11,430,000, exclusive of an after-tax gain of $355,000 taken in the first quarter of 1998 on the sale of a branch as previously mentioned.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the nine months ended September 30, 1999 was 12.30% (annualized) as compared to 13.15% (annualized) for the nine months ended September 30, 1998. The Company's return on average assets was 1.33% (annualized) and 1.37% (annualized) for the nine month periods ended September 30, 1999 and 1998, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of September 30, 1999 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:


                                                                                                   For
                                                                                                  Capital
                                                    Actual                                     Adequacy Purposes
                                    --------------------------------------------------------------------------------------------
                                         Amount                  Ratio               Amount                 Ratio
                                    --------------------------------------------------------------------------------------------
As of September 30,1999:

Total Capital (to Risk Weighted
 Assets):                               $140,721    15.6%  (equal to or greater than)   $72,180  (equal to or greater than)  8.0%


Tier 1 Capital (to Risk Weighted
 Assets):                               $129,363    14.3%  (equal to or greater than)   $36,090  (equal to or greater than)  4.0%

Tier 1 Capital (to Average Assets):     $129,363    10.1%  (equal to or greater than)   $51,123  (equal to or greater than)  4.0%



The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 10.79% and its ratio of shareholders' equity to assets of 10.71% at September 30, 1999.

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

The Company has appointed a Year 2000 committee with a full-time Year 2000 coordinator to conduct a comprehensive review of its operational and financial systems to determine how the year 2000 will impact operation of these systems. The committee has developed a plan to identify all critical systems and developed solutions for all systems that are found to not be Year 2000 compliant. Each Board of Directors of the affiliate banks as well as the Board of Directors of the Company has reviewed the overall project plans for the banks with progress toward completion monitored regularly. To date, confirmations have been received from the Company's primary processing vendors and counterparties that plans have been developed to address processing of transactions in the year 2000. The Company has reviewed all testing results to ensure accuracy and complete preparedness. In addition, comprehensive testing plans have been developed to ensure all critical applications will process normally in the Year 2000. Testing plans have also been developed in coordination with the Company's core-processing vendor. Regular communications procedures have been established between the core-processing vendor and the Company to ensure any future testing of all applications are completed and thoroughly reviewed. Customer awareness and preparedness is also a priority. Loan relationships which could be materially affected by the Year 2000 issue are being identified and monitored. An employee and customer awareness campaign began on September 1, 1998 and will be ongoing through the remainder of 1999. Contingency plans have been developed to ensure direction in the event a non-compliant system or component is detected. Disaster recovery and business resumption plans, which have been validated and tested, were developed based upon each Bank's unique structure. These plans provide the Company direction in the event an unforeseen circumstance arises due to the Year 2000. An unforeseen circumstance can be anything from a vault not opening to a power failure to a natural disaster. All plans were finalized, tested and implemented before the end of third quarter 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Based upon the preliminary study, the Company expects to spend approximately, $1,000,000 from 1998 through 1999 to modify its computer information systems. The replacement of personal computers and software will be approximately $500,000, which will be recorded as capital expenditures and amortized. The remainder will be expensed as incurred and are not expected to have a material effect on the Company's financial condition or results of operations for 1999. The costs of the project have been derived from actual expenditures plus estimated additional expenditures related to Year 2000 that have not yet been incurred. The dates on which the Company anticipates completion of the project along with the costs of the Year 2000 project are based upon management's estimates, which were formulated utilizing assumptions centered on the Year 2000 impact. There are no guarantees that these estimates will be attained, and actual results could differ in reality from those anticipated.

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


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1 Financial Data Schedule as of and for the nine months ended September 30, 1999
              Exhibit 27.2 Financial Date Schedule as of and for the nine months ended September 30, 1998

         (b) There were no reports filed on Form 8-K for the quarter ended September 30, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Century South Banks, Inc.


DATE: November 15, 1999                        By:   /s/ James A. Faulkner
      -----------------                           --------------------------
                                                  James A. Faulkner
                                                  Vice Chairman and Chief
                                                  Executive Officer


DATE: November 15, 1999                        By:   /s/ Joseph W. Evans
      -----------------                           --------------------------
                                                  Joseph W. Evans
                                                  President, Chief Operating
                                                  Officer and Chief Financial
                                                  Officer