Form 10-K
period 1999-12-31
CENTURY SOUTH BANKS INC
filed 2000-03-30
CIK 357105

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to ___________.

                        Commission File Number: 0-26254
                              ____________________

                           CENTURY SOUTH BANKS, INC.
             (Exact name of registrant as specified in its charter)

         Georgia                                            58-1455591
(State of incorporation                          (IRS Employer - Identification
    or organization)                                          Number)

                 60 Main Street West, Dahlonega, Georgia 30533
              (Address of principal executive offices) (Zip Code)
                              ____________________

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $1.00 par value

                              ____________________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the Registrant's common stock (based upon the mean of the closing high and low sales price reported by the NASDAQ Stock Market) held by nonaffiliates as of March 20, 2000, was approximately $254,214,000. For the purposes of this response, directors, executive officers, and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

  The Registrant had 13,800,250 shares of its common stock outstanding as of March 20, 2000.

             Documents Incorporated by Reference in this Form 10-K:

  Portions of the Company's Proxy Statement for the Company's 2000 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year end, is incorporated by reference into Part III, Items, 10, 11, 12, and 13 of this Report, with the exception of information regarding executive officers required under Item 10 of
Part III, which information is included in Part I, Item 1.

                               TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                -------

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS.................       3

                                     PART I

1.   Business..........................................................       4
2.   Properties........................................................      11
3.   Legal Proceedings.................................................      11
4.   Submission of Matters to a Vote of Security Holders...............      11

                                    PART II

5.   Market for Registrant's Common Equity and Related Shareholder
         Matters.......................................................      11
6.   Selected Financial Data...........................................      12
7.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................      13
7A.  Quantitative and Qualitative Disclosures About Market Risk........      29
8.   Consolidated Financial Statements and Supplementary Data..........      32
9.   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..........................................      58

                                    PART III

10.  Directors and Executive Officers of the Registrant................      58
11.  Executive Compensation............................................      59
12.  Security Ownership of Certain Beneficial Owners and Management....      59
13.  Certain Relationships and Related Transactions....................      59

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..      59

SIGNATURES.............................................................      61

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

  This Report contains forward-looking statements, including, but not limited to, statements regarding, among other items, (i) Century South Banks, Inc.'s (the "Company") plans, intentions or expectations, (ii) general competitive conditions, (iii) the Company's management information systems, (iv) revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (v) future economic performance, and (vi) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", or similar expressions indicate the use of forward-looking statements.

  This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: fluctuations in interest rates, inflation, competition in the geographic business areas in which the Company does business, and development of trends in the general economy; the highly competitive nature of the banking industry; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; and the risk factors listed from time to time in the Company's Registration Statements filed with the Securities and Exchange Commission.

                                     PART I


ITEM 1.  BUSINESS

General

  The Company is a $1.27 billion asset multibank holding company headquartered in Alpharetta, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1981 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act") and under the bank holding company laws of the State of Georgia. The Company conducts operations in Georgia, Tennessee, Alabama, and North Carolina through its wholly-owned subsidiaries, Bank of Dahlonega ("BOD"), The Bank of Ellijay ("BOE"), First Bank of Polk County ("FBPC"), Georgia First Bank, N.A. ("GFB"), Fannin County Bank, N.A. ("FCB"), First Community Bank of Dawsonville, ("FCBD"), Peoples Bank ("PBL"), Bank of Danielsville ("DAN"), First South Bank, N.A. ("FSB"), AmeriBank, N.A. ("AMB"), The Independent Bank of Oxford ("IBO"), Haywood Savings Bank ("HSB"), and Lanier National Bank ("LNB") -(collectively, the "Banks").

  In August of 1999, the Company announced plans to consolidate its two Georgia headquarters into one office located in Alpharetta, Georgia, a suburb of Atlanta. The dual Georgia headquarters had resulted from a previously consummated merger transaction. The Company also announced plans to build a single identity for its 13 different bank brands. When the Company's single bank brand initiative is completed, all of the Banks will operate under the "Century South Bank" brand name with a geographic identifier attached. Each of the Banks will continue to foster and promote the Company's community bank philosophy of autonomous decision-making and responsive, personal service.

  The Banks provide a wide range of commercial banking products and services. The Banks' products and services include interest bearing and non-interest bearing checking and savings accounts; retirement accounts; certificates of deposit; real estate, commercial and consumer installment loans; direct deposit services; wire transfer services; and automated teller machines.

Acquisitions

  The acquisition of unaffiliated financial institutions has been a principal source of the Company's growth over the past several years. On December 16, 1997, the Company acquired Bank Corporation of Georgia ("BCG"), a bank holding company located in Macon, Georgia, and its subsidiary banks, FSB and AMB. On April 13, 1999, the Company completed the acquisition of Independent Bancorp, Inc., a bank holding company located in Oxford, Alabama, and its bank subsidiary, IBO.

Subsequent Events

  On February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, HSB. Also, on February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary, LNB. The combined assets of HSB and LNB approximate $270 million.

Deposits

  The Banks offer a full range of interest bearing and non-interest bearing deposit accounts, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market checking accounts, individual retirement accounts, regular statement savings accounts, and certificates of deposit. The sources of deposits are the residents, businesses and employees of businesses within the Banks' market areas. Deposits are obtained through the personal solicitation of the Banks' officers and directors, direct mail solicitation and advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Banks have implemented service charge fee schedules competitive with other financial institutions in their market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

Loan Portfolio

  The Banks engage in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. The Banks generally concentrate their lending efforts on real estate mortgage loans. As of December 31, 1999, the Banks' loan portfolio consisted of 75.1% real estate-related loans (60.4% mortgage loans and 14.7% construction loans), 14.1% commercial and financial loans, and 10.8% consumer installment loans. While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Banks' control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Banks' real estate portfolio. Of the Banks' target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

  Real Estate Loans. Loans secured by real estate are the primary component of the Company's loan portfolio, constituting approximately $714.7 million or 75.1% of the total loans at December 31, 1999, net of unearned interest. The Banks' real estate loan portfolio is comprised of commercial and residential mortgage loans. Real estate mortgage loans held in the Banks' loan portfolio, both fixed and variable rate, are made based upon amortization schedules, which typically do not exceed 15 years, with maturity dates of 5 years or less. The majority of the Banks' commercial mortgage loans are at variable rates, which approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for all loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions.

  The Banks' nonresidential mortgage loans include commercial, industrial, and unimproved real estate loans. The Banks generally require nonresidential mortgage loans to have a loan-to-value ratio not to exceed 80% and underwrite their commercial loans on the bases of the borrower's cash flow and ability to service the debt from earnings as well as usually on the basis of the value of the collateral. Terms on construction loans are usually less than twelve months, and the Banks typically require real estate mortgages and personal guarantees supported by financial statements and a review of the guarantor's personal finances.

  Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans were the next largest component of the Banks' loan portfolio, constituting $133.8 million or 14.1% of the total loans at December 31, 1999, net of unearned interest. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including real estate, accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. The Banks manage their credit risk on commercial loans by underwriting the loan based on the borrower's cash flow, ability to service the debt from earnings, financial strength exhibited on its balance sheet, and by limiting the loan to value ratio. Historically, the Banks have loaned up to 70% on loans secured by accounts receivable, up to 65% on loans secured by inventory, and up to 80% on loans secured by equipment. While the Banks also make some unsecured commercial loans, these are limited, constituting less than 1% of total loans.

  Consumer Installment Loans. Consumer loans constituted $103.2 million or 10.8% of the Banks' loan portfolio at December 31, 1999, net of unearned interest. Consumer lending includes installment lending to individuals in the Banks' market areas and generally consist of loans to purchase automobiles and other consumer durable goods. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is required.


Competition

  The banking business is highly competitive, with each of the Banks facing strong competition from commercial banks located in its primary market area.
The Banks also compete with other financial service organizations, including savings and loan associations, finance companies, credit unions and certain governmental agencies. Many of these competing institutions are larger in size and have access to resources with higher lending limits. Furthermore, recent legislation, regulatory changes and competition from unregulated entities have eliminated many traditional distinctions between commercial banks, savings and loan associations and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services. It is anticipated that additional competition will continue from new entrants to the Banks' primary market areas.

Supervision and Regulation

Bank Holding Company Regulations

  The Company is a registered bank holding company under the Act and the bank holding company laws of the State of Georgia. Accordingly, the Company is regulated under such laws by the Board of Governors of the Federal Reserve System (the "Board") and by the Georgia Department of Banking and Finance (the "GDBF"), respectively. As a bank holding company, the Company is required to file with the Board an annual report and such additional information as the Board may require pursuant to the Act. The Board may also conduct examinations of the Company and each of its subsidiaries. The Board possesses cease-and-desist powers over bank holding companies if their actions represent an unsafe or unsound practice or violation of laws.

  The Act also requires every bank holding company to obtain prior approval from the Board before (i) it acquires direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares; (ii) it or any of its non-bank subsidiaries acquire all or substantially all of the assets of any bank; or (iii) it merges or consolidates with any other bank holding company.

  The Act and Georgia law further provide that the Board and the GDBF will not approve any acquisition, merger, or consolidation (i) which would result in a monopoly, (ii) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (iii) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or
(iv) which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Board's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

  The Company and other bank holding companies located in Georgia may acquire a bank located in any other state, and any bank holding company located outside of Georgia may acquire any Georgia-based bank, regardless of state law to the contrary. In each case, certain deposit-percentage, aging requirements and other restrictions will apply. By adopting legislation, a state could elect either to "opt in" and accelerate the date after which interstate branching would be permissible or "opt out" and prohibit interstate branching altogether. The Georgia Interstate Banking Act provides that interstate acquisitions by or of institutions located in Georgia are permitted in states that also allow national interstate acquisitions. The Georgia Interstate Branching Act permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish new start-up branches throughout Georgia, which removes a barrier to competition.

  The Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or keeping direct or indirect control of any company engaged in any activities other than those activities that the Board determines to be closely related to banking or managing or controlling banks. Provisions of the Gramm-Leach-Bliley Act of 1999, discussed below, have expanded the permissible activities of a bank holding company and its subsidiaries. In determining whether a particular activity is permissible, the Board must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Board may order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the holding company's continued ownership, activity, or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

  Gramm-Leach-Bliley Act of 1999

  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") which makes major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, repeals the provisions of the Glass-Steagall Act, which prohibited affiliations of commercial banks and securities underwriting firms. In addition, the GLB Act amends the Act to allow for the affiliation of commercial banks and insurance underwriting companies.

  The GLB Act amends the Act to allow for a holding company structure that engages in a full range of financial activities through a new entity known as a "financial holding company." A financial holding company may engage in not only banking, securities, and insurance activities, but also merchant banking and additional activities that the Board, in consultation with the Department of the Treasury, determines to be financial in nature, or activities that are incidental or complimentary to such financial activities and that do not pose a substantial risk to the safety and soundness of the holding company or its banking subsidiaries. In order for a bank holding company to become affiliated with securities and insurance firms, the bank holding company must become a financial holding company. To become a financial holding company, a bank holding company must file a declaration with the Board, electing to engage in activities permissible for financial holding companies and must certify that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Board must also determine that each insured depository institution subsidiary of the bank holding company has at least a "satisfactory" rating under the Community Reinvestment Act.

  The GLB Act is considered to be one of the most significant banking laws since Depression-era statutes were enacted. The Company does not believe that the GLB Act will have a material adverse impact on the Company's operations. However, to the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The GLB Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources than the Company.

Banks' Supervision and Regulations

  Each of the Banks is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, the Banks' deposits are insured by the FDIC to the maximum extent provided by law. Each of the Banks is also subject to numerous federal and state statutes and regulations that affect its business, activities, and operations. Each of the Banks is supervised and examined by one or more federal or state regulatory agencies.

  BOD, BOE, FCBD, PBL, DAN are insured state nonmember banks chartered by the GDBF and are subject to supervision by, and are regularly examined by, the GDBF and the FDIC. FBPC is an insured state nonmember bank chartered by the Tennessee Department of Financial Institutions ("TDFI") and is subject to supervision by the TDFI and the FDIC. IBO is an insured state nonmember bank charted by the Alabama Department of Financial Institutions ("ALFI") and is subject to supervision by the ALFI and the FDIC. FCB, GFB, FSB, AMB, and LNB are insured national banks chartered under the laws of the United States. All are members of the Board, are subject to the supervision of the Office of the Comptroller of the Currency ("OCC") and the FDIC, and are regularly examined by the OCC. HSB is an insured federal savings bank chartered under the laws of the United States and is subject to supervision by the FDIC and Office of Thrift Supervision ("OTS") and is regularly examined by the OTS.

  In addition, the Banks are subject to certain restrictions imposed by the Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or the securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower.

  The following summary describes the significant federal and state laws applicable to the Company and the Banks. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Capital Adequacy

  The Company and the Banks are subject to capital adequacy guidelines as established by the Board. The Board has established risk-based capital guidelines and leverage-based guidelines for bank holding companies, which are applied to the Company and on a bank-only basis. The Board has announced that these capital requirements are minimum requirements for the most highly rated banking organizations and other banking organizations are expected to maintain capital at higher levels.

  The guidelines define Tier I Capital, Tier II Capital, and Total Capital and provide risk-based capital ratios calculated with reference to risk-weighted assets, which include both on and off-balance sheet exposures. Tier I Capital must represent at least 50% of qualifying total capital and consists of common and qualifying preferred shareholders' equity and minority interest in equity accounts of consolidated subsidiaries, less goodwill. Tier II Capital consists of allowances for loan and lease losses, perpetual preferred stock and related surplus, hybrid capital instruments and mandatory convertible debt securities, term subordinated debt and intermediate-term preferred stock, including related surplus. Total Capital consists of Tier I Capital plus Tier II Capital less a bank's investment in unconsolidated subsidiaries, reciprocal holdings of banking organizations' capital securities, and other discretionary deductions.

  The minimum required ratio for qualifying Total Capital to risk-weighted assets (including grandfathered goodwill) as of December 31, 1999, was 8%, of which 4% was required to be Tier I Capital. As of December 31, 1999, the Company's Tier I Capital was $124,626,000 or 13.42%, Tier II Capital was $11,645,000, and its Total Risk-Based Capital was $136,271,000 or 14.68% as determined in accordance with the above regulatory requirements. Accordingly, 91.5% of the Company's qualifying Total Risk-Based Capital was Tier I Capital. See Note 16 to the Company's consolidated financial statements for additional disclosures related to the Company's and the Banks' capital requirements and ratios.

  In addition, the Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. These guidelines also provide that bank holding companies experiencing internal growth or making acquisitions, as is the case for the Company, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Board has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

  The Banks are also subject to capital requirements imposed by the OCC (in the case of the national banks), the FDIC (in the case of the state-chartered banks), and the OTS (in the case of HSB), which are substantially similar to those adopted by the Board for bank holding companies.

  Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See
- "Prompt Corrective Action."

Payment of Dividends

  The Company is a legal entity separate and distinct from its banking subsidiaries. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends received from the Banks. Statutory and regulatory limitations apply to the Banks' payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders.

  If, in the opinion of the federal banking regulators, a depository institution was engaged in or about to engage in an unsafe or unsound practice, such authority could require, after notice and a hearing, that the depository institution cease and desist from the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See - "Prompt Corrective Action."

  The payment of dividends by the Company and the Banks may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Support of Subsidiary Institutions

  Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Banks. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans by the Company to any of the Banks will be repaid only after the Bank's deposits and certain other indebtedness is repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

  In addition the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") imposes "cross-guarantee" provisions on community-controlled financial institutions. As a result of the enactment of FIRREA, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by the FDIC in connection with (i) the default of a commonly controlled FDIC insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. The Banks are FDIC-insured depository institutions within the meaning of FIRREA.

Prompt Corrective Action

  The Federal Deposit Insurance Corporation Improvement Act of 1991 "(FDICIA") establishes additional supervisory powers and regulations, including a "prompt corrective action" program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. The extent of regulatory power depends on whether the institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined under federal law. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital under FDICIA. Other sections of FDICIA impose substantial new audit and reporting requirements and increase the role of independent accountants and outside directors.

FDIC Insurance Assessments

  The FDIC has adopted regulations which provide for a risk based premium system, requiring higher assessment rates for banks, which the FDIC determines, pose greater risks to the BIF. Under the regulations, banks pay an assessment depending upon risk classification. To arrive at risk based assessments, the FDIC places each bank in one of nine risk categories using a two step process based on capital ratios and on other relevant information. Each bank is assigned to one of three groups (well capitalized, adequately capitalized, or under capitalized) based on its capital ratios. The FDIC has also assigned each bank to one of three supervisory subgroups based upon an evaluation of the risk posed by the bank. The three subgroups include (i) banks that are financially sound with only a few minor weaknesses, (ii) those banks with weaknesses which, if not corrected, could result in significant deterioration of the bank and increased risk to the BIF, and (iii) those banks that pose a substantial probability of loss to the BIF unless corrective action is taken. These supervisory evaluations modify premium rates within each of the three capital groups with the result being the nine risk categories and assessment rates based on a summary multiplier. Assessments range from 0 to 27 cents per $100 of deposits, depending on the bank's capital ratios and supervisory subgroup assignment.

  The Company has been informed by the FDIC that the Banks have been classified as well capitalized, are in the lowest risk category and will be assessed accordingly for 2000.

  The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act

  The Community Reinvestment Act of 1977 (the "CRA") requires the federal bank regulatory agencies to encourage financial institutions to meet the credit needs of low and moderate income borrowers in their local communities. Under regulations promulgated by federal banking agencies, an institution's size and business strategy determines the type of examination that it will receive. Large, retail-oriented institutions will be examined using a performance-based lending, investment and service test, while smaller institutions will be examined using a streamlined approach. All institutions have the option of being evaluated under a strategic plan formulated with community input and preapproved by the bank regulatory agency.

  CRA regulations provide for certain disclosure obligations. In accordance with the CRA, each institution must post a CRA notice advising the public of the right to comment to the institution and its regulator on the institution's CRA performance and to review the institution's CRA public file. Each lending institution must maintain for public inspection a public file that includes a listing of branch locations and services, a summary of lending activity, a map of its communities, and any written comments from the public on its performance in meeting community credit needs. Public disclosure of written CRA evaluations of financial institutions made by regulatory agencies is required by the CRA. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution's community investment record.

  In addition to public disclosure of an institution's CRA assessment, regulatory authorities are required to consider an institution's CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch, or to merge with another federally regulated financial institution.

Monetary Policy

  The earnings of the Banks, and thus, of the Company, are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the Board.

  The Board has had, and will continue to have, an important impact on the operating results of the Banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Board include setting the reserve requirements of member banks and other depository institutions, establishing the discount rate on member bank borrowings and open market transactions in United States Government securities. In view of the changing conditions in the national economy and in the money markets, as well as the effect of action of monetary and fiscal authorities, including the Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

Employees

  As of December 31, 1999, the Company had approximately 570 employees, with approximately 93 employees serving the Company directly. As of December 31, 1999, BOD had 43 employees, BOE had 35 employees, FBPC had 43 employees, GFB had 66 employees, FCB had 26 employees, FCBD had 25 employees, PBL had 18 employees, DAN had 29 employees, FSB had 94 employees, AMB had 58 employees, and IBO had 39 employees. The Company is not a party to any collective bargaining agreement and the Company believes that its relations with its employees are good.

Executive Officers

  The Executive Officers of the Company serve at the pleasure of the Board of Directors. Set forth below are the current Executive Officers of CSBI and a brief explanation of their principal employment during the last five (5) years.

  William H. Anderson, II - Age 62 - Chairman. Mr. Anderson has served as Chairman of the Board of the Company since December 16, 1997. Prior to his election, Mr. Anderson had served as BCG's Chairman of the Board since 1980.

  Joseph W. Evans - Age 50 - President, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. Mr. Evans serves as Chief Executive Officer of the Company. Mr. Evans also serves as President, Chief Operating Officer and Chief Financial Officer of the Company since December 16, 1997. Prior to this date, Mr. Evans served as BCG's President and Chief Executive Officer since 1984.

  James A. Faulkner - Age 55 - Vice Chairman. Mr. Faulkner served as Chief Executive Officer of the Company from 1991 through 1999. On December 16, 1997, he was elected Vice Chairman. Prior to this date, Mr. Faulkner served as President of the Company from 1989 to December 16, 1997, and Executive Vice President from 1981 to 1989.

  J. Russell Ivie - Age 64 - Vice Chairman.  Mr. Ivie was elected Vice Chairman
on December 16, 1997.   Mr. Ivie served as Chairman of the Board of the Company
from 1989 to December 16, 1997. Mr. Ivie also served as President and Chief Executive Officer of the Company.

  Tony E. Collins - Age 46 - Executive Vice President and Chief Administrative Officer. Mr. Collins has served as Executive Vice President and Chief Administrative Officer of the Company since December 16, 1997. Prior to this date, Mr. Collins served as Senior Vice President of the Company since 1996 and Chief Operations Officer since 1993.

  E. Max Crook - Age 58 - Executive Vice President and Regional Executive. Mr. Crook has served as Executive Vice President and Regional Executive of the Company since March 24, 1999, after joining the Company in 1997. Prior to this date, Mr. Crook was Executive Vice President of FSB from July of 1997 until May of 1998 when he was named Chairman and CEO of FSB. Prior to joining the Company, Mr. Crook worked for another bank holding company.

  Stephen W. Doughty - Age 48 - Executive Vice President and Chief Credit Officer. Mr. Doughty has served as Executive Vice President and Chief Credit Officer of the Company since December 16, 1997. Prior to this date, Mr. Doughty served as BCG's Executive Vice President since 1989.

  J. Perry Hendrix - Age 46 - Executive Vice President and Regional Executive. Mr. Hendrix has served as Executive Vice President and Regional Executive of the Company since March 24, 1999. Prior to this date, Mr. Hendrix served as Chief Executive Officer of GFB since 1998. Prior to joining the Company, Mr. Hendrix worked for another bank holding company.

  J. Thomas Wiley, Jr. - Age 46 - Executive Vice President and Chief Banking Officer. Mr. Wiley serves as Chief Banking Officer of the Company. Mr. Wiley has served as Executive Vice President of the Company since July 22, 1998. Mr. Wiley also served as Regional Executive of the Company from July 22, 1998 until 1999. Prior to this date, Mr. Wiley served as President and Chief Executive Officer of AMB since 1990.

  Sidney J. Wooten - Age 46 - Executive Vice President and Regional Executive. Mr. Wooten has served as Executive Vice President and Regional Executive of the Company since December 16, 1997, after joining the Company in 1997. Prior to joining the Company, Mr. Wooten worked for another bank holding company.


ITEM 2.  PROPERTIES

  The Company and the Banks own, in some cases, subject to mortgages or other security interests, or lease all of the real property and/or buildings in which they are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

  In the first quarter of 2000, the Company leased space in a building in Alpharetta, Georgia, which will serve as the Company's corporate headquarters.

  The Company currently operates 31 banking offices. Of the 31 banking offices, seventeen offices are in north Georgia, nine offices are located in middle and coastal Georgia, three offices operate in southeastern Tennessee, and two offices are in eastern Alabama. See Note 6 to the Company's consolidated financial statements for additional disclosures related to the Company's properties and other fixed assets.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 1999.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market and Dividend Information.

ITEM 6.  SELECTED FINANCIAL DATA


                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (Amounts in thousands, except ratios and per share data)


  The following data has been restated to reflect the acquisition of Independent Bancorp, Inc.



                                                                        Year Ended December 31,
                                                  -----------------------------------------------------------------
                                                      1999         1998         1997         1996          1995
Summary of Operations:
 Net interest income............................  $   59,005   $   56,867   $   53,604   $   50,837      $   46,613
 Provision for loan losses......................       2,443        3,135        5,397        2,350           2,261
 Net income.....................................      14,290       15,378       10,969       13,823          11,591

Per Share Data:
 Net income - basic.............................        1.22         1.32         0.95         1.21            1.03
 Net income - diluted...........................        1.21         1.30         0.93         1.18            1.01
 Cash dividends declared........................        0.48         0.44         0.42         0.40            0.38
 Book value.....................................       10.80        10.77         9.99         9.32            8.33
 Tangible book value............................       10.42        10.38         9.36         8.62            7.65

Balance Sheet Summary:
 Investment securities..........................  $  207,214   $  171,566   $  204,691   $  213,973      $  211,698
 Loans, net.....................................     937,179      833,853      796,951      729,123         681,655
 Deposits.......................................   1,084,953      993,308    1,033,778      991,239         905,155
 Assets.........................................   1,272,460    1,146,720    1,170,023    1,120,205       1,035,846
 Long-term debt and other borrowings:
   Federal Home Loan Bank advances..............      39,180       16,280        6,881        6,982          14,183
   Other long-term debt.........................          31           35        1,539        1,741           6,828
   Other borrowings.............................           -            -            -            -               -
 Average shareholders' equity...................     127,949      121,204      111,388      100,867          90,664
 Average total assets...........................   1,201,419    1,151,993    1,129,069    1,072,562         984,993

Financial Ratios:
 Net income to average assets...................        1.19%        1.33%        0.97%        1.29%           1.18%
 Overhead ratio (1).............................        2.94         2.68         2.91         2.72            2.88
 Net income to average shareholders' equity.....       11.17        12.69         9.85        13.70           12.78
 Dividend payout ratio (2)......................       38.70        31.25        32.53        22.32           19.87
 Average shareholders' equity to average total
  assets........................................       10.65        10.52         9.83         9.40            9.20

(1) Represents noninterest expense less noninterest income divided by average assets.
(2) Represents dividends declared (excluding those of pooled subsidiaries) divided by net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

  The Company is a multibank holding company providing a full range of banking services to individual and corporate customers in the communities of its market areas, which include the areas of northern, middle, and coastal Georgia, southeastern Tennessee, southwestern North Carolina, and eastern Alabama. These areas are served through the thirteen Banks.

  The Company was formed and became the parent company of Bank of Dahlonega located in Dahlonega, Georgia in 1982 and has grown steadily ever since. The acquisition of unaffiliated financial institutions has been a principal source of the Company's growth over the past several years. On December 16, 1997, the Company acquired BCG, a bank holding company located in Macon, Georgia, and its subsidiary banks, FSB and AMB. On April 13, 1999, the Company completed the acquisition of Independent Bancorp, Inc., a bank holding company located in Oxford, Alabama, and its bank subsidiary, IBO. On February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary LNB. These acquisitions were accounted for as poolings of interests. Under this method of accounting, as of the effective time of the acquisitions, the assets and liabilities of the acquired institutions are added to those of the acquirer's at their recorded book values and the shareholders' equity accounts of the acquired institutions are combined on the acquirer's consolidated balance sheet.

  In addition to the pooling of interests transactions discussed above, on February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, HSB, in a transaction accounted for as a purchase. Under this method, the reported results of operations of the acquirer are included with the results of the acquired institution from and after the closing date of the acquisition.
The assets, including intangible assets, and liabilities of the acquired institution are recorded at their fair values as of the closing date of the acquisition. Any excess of the purchase consideration over the fair values of the assets and liabilities of the acquired institution is recorded as goodwill and amortized over time.

  As part of the Company's strategic plan to exit unprofitable markets in order to enhance returns, the Company sold First National Bank of Union County ("FNBUC") on November 30, 1998, to Appalachian Bancshares, Inc. The sale resulted in a net gain of approximately $670,000.

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

  The Company's mission is to provide high quality banking services to the communities of its service area while maximizing the return on its shareholders' investments and assisting the communities of its service area in reaching their fullest potential. The Company accomplishes and intends to continue to accomplish this mission by expanding its customer base in existing and new markets and by expanding the range of banking services offered to its existing customers.

  The following discussion sets forth the major factors, which affected the Company's financial condition and results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes.

Results of Operations

  The Company's net income for the year ended December 31, 1999 was $14,290,000 compared to $15,378,000 for the year ended December 31, 1998, a decrease of approximately $1,088,000 or 7.07%. The decrease in net income for 1999 compared to 1998 is primarily attributable to special charges of approximately $1.7 million after taxes that were recorded in 1999 relating to merger integration and merger related expenses, and nonrecurring gains recorded in 1998 from the sale of FNBUC and two branches of GFB and FSB which aggregated approximately $1 million after taxes. The Company's diluted earnings per share for the year ended December 31, 1999 was $1.21, a decrease of $0.09 per share or 6.92% from diluted earnings per share for the year ended December 31, 1998, of $1.30. The Company's emphasis on maintaining its net interest margin resulted in an increase in net interest income of $2,138,000. Additionally, noninterest income decreased $3,667,000 and the provision for loan losses decreased $692,000. An increase in noninterest expense of $739,000 partially offset the increase in net interest income and decrease in provision for loan losses.

  The following table summarizes the results of operations, including selected financial performance ratios, of the Company for the three years ended December 31, 1999:

                             RESULTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                1999       1998      1997

  Interest income...........................  $100,439   $99,478   $97,317
  Interest expense..........................    41,434    42,611    43,713
                                              --------   -------   -------
   Net interest income......................    59,005    56,867    53,604

  Provision for loan losses.................     2,443     3,135     5,397
  Noninterest income........................    12,157    15,824    10,933
  Noninterest expense.......................    47,505    46,766    43,952
  Income tax expense........................     6,924     7,412     4,219
                                              --------   -------   -------
   Net income...............................    14,290    15,378    10,969

  Earnings per common share:
   Basic....................................  $   1.22   $  1.32   $  0.95
   Diluted..................................  $   1.21   $  1.30   $  0.93

  Weighted average common shares
    outstanding:
     Basic..................................    11,724    11,664    11,537
     Diluted................................    11,824    11,860    11,801

  Cash dividends declared per share.........  $ 0.4800   $0.4375   $0.4175

  Return on average assets..................      1.19%     1.33%     0.97%
  Return on average equity..................     11.17     12.69      9.85
  Shareholders' equity to assets (average)..     10.65     10.52      9.83
  Shareholders' equity to assets
    (period-end)............................      9.80     10.99      9.87
  Dividend payout ratio (1).................     38.70     31.25     32.53

(1) Determined by dividing dividends declared (excluding those of pooled subsidiaries) by net income.


Net Interest Income

  The Company's net interest income is its principal source of income. Interest earning assets for the Company include loans, federal funds sold, interest earning deposits in other banks, and investment securities. The Company's interest earning liabilities include deposits, federal funds purchased, long-term debt, and short-term borrowings.

  In 1999, net interest income was $59,005,000 representing an increase of $2,138,000 or 3.76% as compared to 1998. The average yield earned on interest earning assets decreased to 9.05% in 1999 from 9.44% in 1998, and the average rate paid on interest bearing liabilities decreased to 4.49% in 1999, from 4.82% in 1998. The Company's net interest margin (net interest income divided by average interest earning assets), on a tax equivalent basis, decreased to 5.35% for 1999, from 5.43% for 1998.

  In 1998, net interest income was $56,867,000 representing an increase of $3,263,000 or 6.09% as compared to 1997. The average yield earned on interest earning assets was 9.44% in 1998 and 1997, and the average rate paid on interest bearing liabilities decreased to 4.82% in 1998 from 4.96% in 1997. The Company's net interest margin (net interest income divided by average interest earning assets), on a tax equivalent basis, increased to 5.43% for 1998, from 5.26% for 1997.

  The following table presents average balance sheets, yields and interest earned on interest earning assets, and rates and interest paid on interest bearing liabilities of the Company for the three years ended December 31, 1999:

                                 YIELD ANALYSIS
                 (Amounts in thousand, except yields and rates)

                                                                Year ended December 31,
                                          ---------------------------------------------------------------
                                                         1999                             1998
                                             Average                Yield/   Average                Yield/
                                             Balance   Interest     Rate     Balance     Interest    Rate
                                          ----------   --------     ----   ----------   --------    -----
     ASSETS:
Earning assets:
  Interest earning deposits.............  $    4,035   $    184     4.56%  $   11,865   $    733     6.18%
  Federal funds sold....................      31,049      1,557     5.01       39,618      2,134     5.39
  Taxable investment securities.........     142,836      8,717     6.10      127,976      7,956     6.22
  Nontaxable investment securities(2)...      44,363      2,571     5.80       49,357      3,546     7.18
  Loans, net(1)(2)......................     896,473     88,242     9.84      835,204     86,032    10.30
                                          ----------   --------     ----   ----------   --------    -----
   Total interest earning assets........   1,118,756    101,271     9.05    1,064,020    100,401     9.44
Noninterest earning assets:
  Cash and due from banks...............      42,201                           42,834
  Premises and equipment, net...........      26,538                           27,327
  Other assets..........................      27,585                           31,124
  Allowance for loan losses.............     (13,661)                         (13,312)
                                          ----------                       ----------
   Total noninterest earning assets.....      82,663                           87,973
                                          ----------                       ----------

    Total assets........................  $1,201,419                       $1,151,993
                                          ==========                       ==========

    LIABILITIES AND
 SHAREHOLDERS' EQUITY

Interest bearing liabilities:
  Interest bearing demand deposits......  $  291,009   $  8,996     3.09%  $  272,569   $  8,753     3.21%
  Savings deposits......................      55,518      1,309     2.36       57,922      1,681     2.90
  Individual retirement accounts........      65,726      3,718     5.66       68,793      4,119     5.99
  Certificates of deposit...............     477,011     25,526     5.35      473,823     27,519     5.81
  Federal funds purchased...............      10,623        548     5.16          718         41     5.71
  Long-term debt and other
   borrowings...........................      23,855      1,337     5.60        9,941        498     5.01
                                          ----------   --------     ----   ----------   --------    -----
   Total interest bearing liabilities...     923,742     41,434     4.49      883,766     42,611     4.82

Noninterest bearing liabilities and
  shareholders' equity:
  Noninterest bearing deposits..........     138,753                          137,033
  Other liabilities.....................      10,975                            9,990
  Shareholders' equity..................     127,949                          121,204
                                          ----------                       ----------
   Total liabilities and shareholders'
    equity..............................  $1,201,419                       $1,151,993
                                          ==========                       ==========

Interest rate differential(3)...........                            4.56%                            4.61%
Net interest  income....................               $ 59,837                         $ 57,790
Net interest margin(4)..................                            5.35                             5.43
Average interest earning assets to
  average total assets..................                           93.12                            92.36
Average loans to average deposits.......                           87.20                            82.68

                                                      Year ended December 31,
                                                   ----------------------------
                                                                1997
                                                   Average               Yield/
                                                   Balance     Interest   Rate
                                                  ----------   -------   ------
     ASSETS:
Earning assets:
  Interest earning deposits.............          $   18,133   $   820    4.52%
  Federal funds sold....................              39,419     2,151    5.46
  Taxable investment securities.........             162,584    10,425    6.41
  Nontaxable investment securities(2)...              55,257     4,285    7.75
  Loans, net(1)(2)......................             769,104    80,921   10.52
                                                  ----------   -------   -----
   Total interest earning assets........           1,044,497    98,602    9.44
Noninterest earning assets:
  Cash and due from banks...............              39,648
  Premises and equipment, net...........              27,467
  Other assets..........................              29,889
  Allowance for loan losses.............             (12,432)
                                                  ----------
   Total noninterest earning assets.....              84,572


    Total assets........................           1,129,069
                                                  ==========

    LIABILITIES AND
 SHAREHOLDERS' EQUITY

Interest bearing liabilities:
  Interest bearing demand deposits......          $  237,554   $ 7,529    3.17%
  Savings deposits......................              75,489     2,899    3.84
  Individual retirement accounts........              66,689     4,032    6.05
  Certificates of deposit...............             491,526    28,638    5.83
  Federal funds purchased...............                 833        39    4.68
  Long-term debt and other
   borrowings...........................               9,078       576    6.35
                                                  ----------   -------   -----
   Total interest bearing liabilities...             881,169    43,713    4.96

Noninterest bearing liabilities and
  shareholders' equity:
  Noninterest bearing deposits..........             127,008
  Other liabilities.....................               9,504
  Shareholders' equity..................             111,388
                                                  ----------
   Total liabilities and shareholders'
    equity..............................          $1,129,069
                                                  ==========

Interest rate differential(3)...........                                  4.48%
Net interest income.....................                       $54,889
Net interest margin(4)..................                                  5.26
Average interest earning assets to
  average total assets..................                                 92.51
Average loans to average deposits.......                                 77.04

(1) Average loans shown net of unearned income. Nonperforming and underperforming loans are included. Interest income includes loan fees as follows (amounts in thousands): 1999 - $6,909; 1998 - $6,105; 1997 -
     $4,869. Income, if recognized, on nonaccrual loans is recorded on a cash basis.
(2) Interest income includes the effects of taxable equivalent adjustments (reduced by the non-deductible portion of interest expense) using a federal income tax rate of 35% in 1999, 1998, and 1997.
(3) Interest rate differential is the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.
(4) Net interest margin is net interest income divided by average interest earning assets.

  The following table presents the changes in the Company's net interest income as a result of changes in volume and rate of its interest earning assets and interest bearing liabilities for 1999 and 1998.

                   ANALYSIS OF CHANGES IN NET INTEREST INCOME
                           (Amounts in thousands) (1)


                                                                      December 31,
                                              -------------------------------------------------------
                                                 1999 Compared to 1998        1998 Compared to 1997
                                                    Variance Due to              Variance Due to
                                              Volume    Rate       Net     Volume     Rate       Net
                                              -------------------------------------------------------
Interest income:
     Interest earning deposits
      in other banks.......................  $ (357)  $  (192)  $  (549)  $  (387)  $   300   $   (87)
     Federal funds sold....................    (430)     (147)     (577)       11       (28)      (17)
     Taxable investment securities.........     907      (146)      761    (2,152)     (317)   (2,469)
     Nontaxable investment securities(2)...    (289)     (686)     (975)     (424)     (315)     (739)
     Loans, net(2).........................   6,031    (3,821)    2,210     6,809    (1,698)    5,111
                                             ------   -------   -------   -------   -------   -------
       Total interest income...............   5,862    (4,992)      870     3,857    (2,058)    1,799
                                             ======   =======   =======   =======   =======   =======

   Interest expense:
     Interest bearing demand deposits......     570      (327)      243     1,124       100     1,224
     Savings deposits......................     (57)     (315)     (372)     (510)     (708)   (1,218)
     Individual retirement accounts........    (173)     (228)     (401)      126       (39)       87
     Certificates of deposit...............     171    (2,164)   (1,993)   (1,208)      (91)   (1,119)
     Federal funds purchased...............     511        (4)      507        (7)        9         2
     Long-term debt and other
      borrowings...........................     780        59       839        43      (121)      (78)
                                             ------   -------   -------   -------   -------   -------
       Total interest expense..............   1,802    (2,979)   (1,177)     (252)     (850)   (1,102)
                                             ======   =======   =======   =======   =======   =======

   Net interest income.....................  $4,060   $(2,013)  $ 2,047   $ 4,109   $(1,208)  $ 2,901
                                             ======   =======   =======   =======   =======   =======

(1) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. The change in interest due to both rate and volume has been allocated to the volume component.
(2) Interest income includes the effects of taxable equivalent adjustments (reduced by the non-deductible portion of interest expense) using a federal income tax rate of 35% in 1999, 1998, and 1997.

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

  In determining the appropriate level of the allowance for each affiliate bank, the Company relies primarily on analysis of the major components of the loan portfolio such as commercial loans, commercial real estate loans, consumer loans, construction loans, residential real estate loans, and all other loans and unfunded commitments. The Company has established a minimum loss factor for certain problem loan grade categories and for general categories of all other loans. All significant problem loans are reviewed individually to establish either the minimum loss factor (formula) or a specific reserve higher than the formula. All significant non-problem loans are reserved at the greater of the minimum loss rate for the category of loans or the weighted average historical loss rate over a defined loss horizon as computed from the migration analysis. Other homogenous loan pools such as the consumer loans, construction loans, and residential mortgage loans are reserved at the greater of the minimum loss rate or the weighted average historical loss rate as computed in the migration analysis.

  Management evaluates the allowance on a quarterly basis. The provision for loan losses for each Bank is adjusted to the appropriate level based on the analysis methodology described above.

  A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, southwestern North Carolina, and eastern Alabama. The ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in economic conditions in these markets.

  The allowance for loan losses approximated 1.47% of outstanding loans at December 31, 1999, and 1.54% at December 31, 1998. The allowance increased from $13,035,000 at December 31, 1998, to $14,030,000 at December 31, 1999. Net
loans charged off in 1999 were $1,448,000 or approximately .16% of average loans outstanding as compared to $2,395,000 or .29% in 1998.

  The allowance for loan losses approximated 1.54% of outstanding loans at December 31, 1998 and 1.59% at December 31, 1997. The allowance increased to $13,035,000 at December 31, 1998, from $12,853,000 at December 31, 1997. The provision for loan losses decreased to $3,135,000 in 1998 from $5,397,000 in
1997.  Net loans charged off in 1998 were $2,395,000 or approximately    .29% of
average loans outstanding as compared to $3,405,000 or .44% in 1997.

  The following table summarizes the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, additions to the allowance which have been charged to income in the Company's consolidated statements of income, and additions resulting from the purchased allowance of acquired subsidiaries.

                           ALLOWANCE FOR LOAN LOSSES
                   (Amounts in thousands, except percentages)

                                                                Year Ended December 31,
                                                  ----------------------------------------------------
                                                    1999       1998       1997       1996       1995
     Average loans outstanding, net
        of unearned income..................      $896,473   $835,204   $769,104   $714,429   $658,151
                                                  ========   ========   ========   ========   ========
     Allowance for loan losses at
        beginning of year...................      $ 13,035   $ 12,853   $ 10,861   $ 10,050   $  9,438

     Loans charged off:
        Commercial, financial, &
          agricultural......................           945      1,554        827        306        491
        Real estate.........................           662        483      1,391        502        758
        Consumer installment................         1,144      1,156      1,690      1,372        900
                                                  --------   --------   --------   --------   --------
          Total loans charged off...........         2,751      3,193      3,908      2,180      2,149
                                                  --------   --------   --------   --------   --------

     Recoveries on loans previously
      charged off:
        Commercial, financial, &
          agricultural......................           580         87        111         54        106
        Real estate.........................           214        296         92        289        136
        Consumer installment................           509        415        300        298        258
                                                  --------   --------   --------   --------   --------
          Total loans recovered.............         1,303        798        503        641        500
                                                  --------   --------   --------   --------   --------

     Net loans charged off..................         1,448      2,395      3,405      1,539      1,649

     Allowances for loan losses of loans
          of  bank subsidiary sold..........             -       (558)         -          -          -

     Provision for loan losses charged to
          income............................         2,443      3,135      5,397      2,350      2,261

     Allowance for loan losses at year end..      $ 14,030   $ 13,035   $ 12,853   $ 10,861   $ 10,050
                                                  ========   ========   ========   ========   ========

     Ratio of net loans charged off to
          average loans outstanding, net
          of unearned income................          0.16%      0.29%      0.44%      0.22%      0.25%

     Allowance for loan losses to loans,
          net of unearned income............          1.47%      1.54%      1.59%      1.47%      1.45%


  Total recoveries increased by $505,000 in 1999 from 1998. This was primarily due to management's decision to form a Special Assets Division that was given the responsibility of recovering loans that were previously charged off. This additional emphasis on the recovery of loans decreased net loans charged off from $2,395,000 in 1998 to $1,448,000 in 1999.

Nonperforming Loans, Nonperforming Assets, and Underperforming Loans

  Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through December 31, 1999.
Underperforming loans consist of loans that are past due with respect to principal or interest more than 90 days and still accruing interest. Nonperforming assets include nonperforming loans, underperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets.

  Accrual of interest on a loan is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal or it becomes contractually in default for 90 days or more as to either interest or principal unless it is both well secured and in the process of collection. When a loan is placed on nonaccrual status, previously accrued and uncollected interest for the year in which the loan is placed on nonaccrual status is charged to interest income unless management believes the accrued interest is recoverable through the liquidation of collateral.

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

  Nonperforming loans were $5,144,000 at December 31, 1999, compared to $4,631,000 at December 31, 1998. Nonperforming loans represented 0.54% of total loans at December 31, 1999, as compared to 0.55% of total loans at December 31, 1998. Nonperforming assets decreased to $8,414,000 at December 31, 1999, as compared to $10,245,000 at December 31, 1998, primarily due to decreases in other real estate at several of the Banks and at the Parent Company. Nonperforming assets represented 0.88% of total loans, real estate acquired through foreclosure, and other nonperforming assets at December 31, 1999, as compared to 1.21% at December 31, 1998.

  Underperforming loans, consisting of loan past due 90 days or more which are still accruing interest, are much more volatile and tend to fluctuate more frequently based upon the timing of payment collection, transfer to nonperforming status, or transfer to current status. Underperforming loans decreased to $674,000 at December 31, 1999, from $841,000 at December 31, 1998. Such loans represented 0.07% and 0.10% of total loans at December 31, 1999 and 1998, respectively.

  The table below provides information concerning nonperforming loans, nonperforming assets, and underperforming loans and certain asset quality ratios at December 31 for each of the last five years.

                              NONPERFORMING ASSETS
                   (Amounts in thousands, except percentages)

                                                                       At December 31,
                                                    ------------------------------------------------------
                                                      1999       1998       1997       1996      1995
Loans, net of unearned income.....................  $951,209   $846,888   $809,804   $739,984     $691,705
                                                    ========   ========   ========   ========     ========

Allowance for loan losses.........................  $ 14,030   $ 13,035   $ 12,853   $ 10,861     $ 10,050
                                                    ========   ========   ========   ========     ========

Nonperforming loans...............................  $  5,144   $  4,631   $  4,790   $  3,396     $  2,793
Real estate acquired through foreclosure and
   other nonperforming assets.....................     2,596      4,773      2,919      3,233        2,708
Underperforming loans - still accruing............       674        841      2,635      1,837        1,746
                                                    --------   --------   --------   --------     --------
     Nonperforming assets.........................  $  8,414   $ 10,245   $ 10,344   $  8,466     $  7,247
                                                    ========   ========   ========   ========     ========

Asset quality ratios:
Nonperforming loans to total loans, net of
   unearned income................................      0.54%      0.55%      0.59%      0.46%        0.40%
Nonperforming assets to total loans, real estate
   acquired through foreclosure, and other
    nonperforming assets..........................      0.88%      1.21%      1.28%      1.14%        1.05%
Allowance for loan losses to nonperforming
   loans..........................................     2.73x      2.81x      2.68x      3.20x        3.60x
Underperforming loans to total loans, net of
   unearned income................................      0.07%      0.10%      0.33%      0.25%        0.25%

  Interest income on nonaccrual loans that would have been reported for the years ended December 31, 1999, 1998, and 1997 is summarized as follows:

                                INTEREST INCOME
                             (Amounts in thousands)

                                          1999    1998    1997

     Interest at contractual rate......  $1,444  $1,465  $1,681
     Less interest recorded as income..   1,106   1,194   1,459
                                         ------  ------  ------
     Reduction of interest income......  $  338  $  271  $  222
                                         ======  ======  ======

  The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, the adequacy and nature of the collateral, and such factors, which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate acquired through foreclosure and other nonperforming assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan charge offs may occur. In 1999, the level of real estate allowance increased while the consumer installment level decreased due to fluctuations in the allocation and changes in the mix of loans within the portfolio.

  The amounts of such components of the allowance for loan losses and the percentages of each loan category to total loans outstanding are presented below:

                           ALLOWANCE FOR LOAN LOSSES
                   (Amounts in thousands, except percentages)

                                                            Year Ended December 31,
                                                ------------------------------------------------
                                                  1999      1998      1997      1996      1995

Allocation of allowance for loan losses by loan type:

     Commercial, financial, and agricultural..  $ 2,150   $ 1,305   $ 1,435   $ 4,136   $ 3,831
     Real estate..............................   10,838    10,596     9,320     4,938     4,255
     Consumer installment.....................    1,042     1,134     2,098     1,787     1,964
                                                -------   -------   -------   -------   -------
        Total.................................  $14,030   $13,035   $12,853   $10,861   $10,050
                                                =======   =======   =======   =======   =======

Loan balances by type as a percentage of total loans outstanding:

     Commercial, financial, and agricultural..     14.1%     15.3%     18.1%     18.0%     18.7%
     Real estate..............................     75.1      73.1      69.7      69.0      67.4
     Consumer installment.....................     10.8      11.6      12.2      13.0      13.9
                                                -------   -------   -------   -------   -------
        Total.................................    100.0%    100.0%    100.0%    100.0%    100.0%
                                                =======   =======   =======   =======   =======

Noninterest Income

  Noninterest income decreased $3,667,000 or 23.17% in 1999 from 1998. A primary factor in the decrease of noninterest income were several nonrecurring items in 1998 including a gross gain, exclusive of related amortization expense of $2,356,000 associated with the sale of FNBUC on November 30, 1998 and gains on the sale of two branches of approximately $600,000 in 1998. Other factors included decreases during 1999 in mortgage loan origination fees of $266,000 and service charges on deposit accounts of $467,000.

  Noninterest income increased $4,891,000 or 44.7% in 1998 from 1997. Increases were primarily in mortgage loan origination fees of $1,257,000 and the gains on sale of branches and sale of FNBUC described above.

Noninterest Expense

  Noninterest expense increased $739,000 or 1.58% in 1999. Occupancy related expenses increased by $483,000, while stationery and supplies and professional fees decreased by $189,000 and $291,000, respectively. Also, special charges of approximately $2,800,000 were taken in the fourth quarter of 1999 associated with the consolidation of the Company's two headquarters into one location and costs associated with building a single identity for its thirteen affiliates. The nonrecurring charge included costs to: (i) move the Company's Dahlonega and Macon, Georgia headquarters to Alpharetta, Georgia; (ii) reduce employment at the two headquarters and pay related severance benefits; (iii) rename the Company's banks and market the uniform "Century South Bank" brand name; (iv) revise and update operating policies and procedures; and (v) write-off redundant and outdated equipment. In 1998, the Company recorded amortization expense of $1,686,000 associated with the sale of FNBUC.

  Noninterest expense increased $2,814,000 or 6.4% in 1998. Salaries and benefits expenses increased $2,345,000 or 10.22% in 1998, representing growth in the number of employees. Occupancy related expenses decreased by $370,000.

Income Taxes

  The Company provided income tax expense of $6,924,000, $7,412,000, and $4,219,000 or approximately 32.6%, 32.5%, and 27.8% of its income before income taxes in 1999, 1998, and 1997, respectively. The Company expects its effective income tax rate to increase slightly in 2000 as a result of expected decreased tax exempt income as a percentage of total income due to the unavailability of high yielding bank qualified tax exempt investments and also to overall growth in the loan portfolio.

  In 1999, three of the subsidiary banks formed captive Real Estate Investment Trusts ("REITs") for various business purposes. Because of the taxation requirements of REITs, the Company has experienced a positive impact on its overall effective income tax rate.

Loan Portfolio

  During 1999, average loans outstanding net of unearned income, increased from $835 million to $896 million and comprised 80.1% of average interest earning assets and 74.6% of average total assets. During 1998, average loans outstanding net of unearned income, increased from $769 million to $835 million and comprised 78.5% of average interest earning assets and 72.5% of average total assets. The relative level of average loans, when compared to the level of average deposits, increased in 1999 as a result of management's emphasis on maximizing the Company's level of investments in loans to interest earning assets to improve the overall yield on interest earning assets. This is evident in the ratio of average loans to average deposits, which was 87.2%, 82.7%, and 77.0% in 1999, 1998, and 1997, respectively.

  The following table presents the composition of the Company's loan portfolio by type at December 31 for each of the last five years.

                         COMPOSITION OF LOAN PORTFOLIO
                             (Amounts in thousands)


                                               1999      1998      1997      1996      1995
  Commercial, financial, and agricultural..  $133,827  $129,497  $146,449  $133,642  $129,693
  Real estate - construction...............   140,069    97,350    88,441    83,227    67,743
  Real estate - mortgage...................   574,657   522,672   477,048   428,180   399,743
  Consumer installment.....................   103,231    97,990    98,950    96,342    96,109
                                             --------  --------  --------  --------  --------
     Total loans...........................   951,784   847,509   810,888   741,391   693,288

  Unearned income..........................       575       621     1,084     1,407     1,583
  Allowance for loan losses................    14,030    13,035    12,853    10,861    10,050
                                             --------  --------  --------  --------  --------
     Loans, net............................  $937,179  $833,853  $796,951  $729,123  $681,655
                                             ========  ========  ========  ========  ========

  The following table shows the maturity of selected loan categories as of December 31, 1999. Also provided are the amounts due after one year classified according to the sensitivity in interest rates.


                                    LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
                                                      (Amounts in thousands)

                                                                          Maturing
                                                         Within         after one but         After
                                                        one year      within five years     five years

  Commercial, financial, and agricultural......         $ 54,268           $ 60,609          $ 18,950
                                                        ========           ========          ========
  Real estate - construction...................          103,865             21,374            14,830
                                                        ========           ========          ========
  Real estate - mortgage.......................          138,734            272,036           163,887
                                                        ========           ========          ========

  Summary of above loans due after one year:
     Total fixed rate due after one year.......                            $359,899
     Total adjustable rate due after one year..                             191,787
                                                                           --------
      Total loans due after one year...........                            $551,686
                                                                           ========

  Actual repayments of loans may differ from the contractual maturities reflected above because borrowers have the right to prepay obligations with and without repayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could also cause differences between the contractual maturities reflected above and the actual repayment of such loans.

Investment Securities

  The Company's investment securities portfolio serves several essential functions, such as providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits. As a result, the Company has segmented its investment securities portfolio to identify those securities that could possibly be used in future asset/liability restructuring (securities available for sale). Average investment securities which includes securities held to maturity and securities available for sale, increased $9,866,000 or 5.6% in 1999, compared to a decrease of $40,508,000 or 18.6% in 1998. During 1999 and 1998, average investment securities comprised 16.7% and 16.7%, respectively, of average interest earning assets and 15.6% and 15.4%, respectively, of average total assets.

  At December 31, 1999, investment securities with fair value of approximately $185 million were identified as securities available for sale. These securities are carried at fair value with net unrealized gains reflected as a component of shareholders' equity.

  The tables below present the carrying values and the relative composition of investment securities, included in the available for sale and held to maturity portfolios, at December 31, 1999 and 1998.


                         AVAILABLE FOR SALE SECURITIES
                   (Amounts in thousands, except percentages)

                                                      1999                 1998
                                             --------------------   --------------------
                                             Carrying  % of total   Carrying  % of total
                                              value    securities    value    securities
  U.S. Treasury and U.S.
    Government agencies....................  $ 94,563        45.6%  $ 55,736        32.4%
  State, county, and municipal securities..    22,204        10.7     12,113         7.0
  Mortgage-backed securities...............    13,623         6.6     21,132        12.4
  Other debt securities....................    47,926        23.1     35,385        20.7
  Equity securities........................     7,123         3.4      7,818         4.5
                                             --------        ----   --------        ----
    Total investment securities............  $185,439        89.4%  $132,184        77.0%
                                             ========        ====   ========        ====

                          HELD TO MATURITY SECURITIES
                   (Amounts in thousands, except percentages)

                                                        1999                  1998
                                                --------------------   --------------------
                                                Carrying  % of total   Carrying  % of total
                                                 value    securities    value    securities
     U.S. Treasury and U.S.
        Government agencies...................   $   337         0.2%   $ 1,711         1.0%
     State, county, and municipal securities..    19,168         9.4     35,016        20.4
     Mortgage-backed securities...............       315         0.2        708         4.1
     Other debt securities....................     1,955         0.9      1,947        11.3
                                                 -------        ----    -------        ----
        Total investment securities...........   $21,775        10.6%   $39,382        23.0%
                                                 =======        ====    =======        ====

  The Company and the Banks did not have investments with a single issuer in the aggregate exceeding 10% of the Company's shareholders' equity at December 31, 1999, 1998, and 1997, except for the U.S. Treasury and U.S. Government agencies securities as shown in the table above.

  The table below presents contractual maturities and yields of the debt securities included in the Company's investment securities portfolio at December 31, 1999. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.

             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)

                                                     After one but      After five but
                                 Within one year   within five years   within ten years   After ten years
                                 Carrying           Carrying           Carrying           Carrying
                                  value    Yield     value     Yield    value     Yield    value    Yield
Available for Sale (AFS):
 U.S. Treasury and U.S.
  Government agencies..........   $19,737   6.13%    $44,997    6.51%   $27,698    6.01%   $ 2,131   6.50%
 State, county, and municipal
  securities (1)...............     2,110   7.91       5,045    8.23      6,124    8.75      8,924   5.66
 Mortgage-backed securities....       305   5.22       5,212    7.04        799    8.68      7,307   7.00
 Other debt securities.........       113   6.65           -       -      1,725    6.35     46,088   7.33
                                  -------   ----     -------    ----    -------    ----    -------  -----
  Total debt securities-AFS....   $22,265   6.28%    $55,254    6.71%   $36,346    6.49%   $64,451   7.02%
                                  =======   ====     =======    ====    =======    ====    =======  =====

Held to Maturity (HTM):
 U.S. Treasury and U.S.
  Government agencies..........   $   337   4.64%          -       -          -       -          -      -
 State, county, and municipal
  securities (1)...............     1,719   7.81      12,753    8.00      3,681    9.09      1,015  10.32
 Mortgage-backed securities....         -      -         141    8.31          -       -        174   6.08
 Other debt securities.........         -      -           -       -      1,955    6.06          -      -
                                  -------   ----     -------    ----    -------    ----    -------  -----
  Total debt securities-HTM....   $ 2,056   7.29%    $12,894    8.00%   $ 5,636    8.04%   $ 1,189   9.70%
                                  =======   ====     =======    ====    =======    ====    =======  =====

(1) Yields on state, county, and municipal securities have not been computed on a tax equivalent basis.

Deposits

  Average deposits increased $18 million or 1.75%.

  Average deposits by type, their relationship to total average deposits, and the average rate paid on deposits by type for the three years ended December 31, 1999 are as follows:

                                    DEPOSITS
                   (Amounts in thousands, except percentages)

                                             1999                          1998                         1997
                                          % of total                    % of total                  % of total
                                 Amount    deposits   Rate     Amount    deposits   Rate    Amount   deposits   Rate
 Noninterest bearing demand
  deposits...................  $  138,753      13.5%   N/A   $  137,033      13.6%   N/A   $127,008      12.7%   N/A
 Interest bearing demand
  deposits...................     291,009      28.3   3.09%     272,569      27.0   3.21%   237,554      23.8   3.17%
 Savings deposits............      55,518       5.4   2.36       57,922       5.7   2.90     75,489       7.6   3.84
 Individual retirement
  accounts...................      65,726       6.4   5.66       68,793       6.8   5.99     66,689       6.7   6.05
 Certificates of deposit.....     477,011      46.4   5.35      473,823      46.9   5.81    491,526      49.2   5.83
                               ----------     -----   ----   ----------     -----   ----   --------     -----   ----
  Total average deposits.....  $1,028,017     100.0%  3.85%  $1,010,140     100.0%  4.17%  $998,266     100.0%  4.32%
                               ==========     =====   ====   ==========     =====   ====   ========     =====   ====

  The contractual maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 1999, are presented below.

                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                             (Amounts in thousands)

                  Three months or less...................  $ 56,548
                  Over three months through six months...    37,353
                  Over six months through twelve months..    58,425
                  Over twelve months.....................    37,849
                                                           --------
                    Total................................  $190,175
                                                           ========

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

  The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position and its interest sensitivity gap. Proceeds from such sales amounted to approximately $8,018,000 during 1999 and represent another source of liquidity to the Company. Principal payments on loans also provide the Company with another source of liquidity. The Company may also utilize its cash and due from banks, interest earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At December 31, 1999, the Company's cash and due from banks were $60,004,000, its interest earning deposits in other banks were $2,761,000, its federal funds sold were $8,140,000, and its investment securities designated as available for sale were $185,439,000. All of the above could be converted to cash on relatively short notice.

  The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances up to approximately $54,500,000, in addition to $56,820,000, which is available to the Company, subject to available collateral, in the form of additional Federal Home Loan Bank advances.

  The Company has authorized the acquisition of treasury shares up to amounts necessary to effect the purchase business combination of Haywood Bancshares, Inc. ("Haywood"). Prior to the February 15, 2000 closing of this purchase business combination, the Company had purchased as of December 31, 1999, 244,000 of its common shares specifically for the acquisition of Haywood. The Company issued 626,469 shares in the purchase of Haywood, including the aforementioned 244,000 treasury shares. For an approximate 3 month period ending on or about May 15, 2000, the Company has authorized the repurchase of up to 382,000 shares as share float permits, which represents the net shares issued in the Haywood purchase combination.

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

  The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of December 31, 1999.

                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)
                                    0-90 days           91-365 days         One to five years      Over five years
                                     Current      Current     Cumulative   Current   Cumulative  Current   Cumulative

 Interest sensitive assets:
  Loans...........................  $ 321,989     $ 163,431    $ 485,420   $371,615  $  857,035  $ 94,174  $  951,209
  Investment securities (1).......     30,132        11,386       41,518    110,699     152,217    53,346     205,563
  Interest earning deposits in
   other banks and federal
   funds sold.....................      9,911           990       10,901          -      10,901         -      10,901
                                    ---------     ---------    ---------   --------  ----------  --------  ----------
    Total interest sensitive
      assets......................  $ 362,032     $ 175,807    $ 537,839   $482,314  $1,020,153  $147,520  $1,167,673
                                    =========     =========    =========   ========  ==========  ========  ==========

 Interest sensitive liabilities:
  Interest bearing demand
   and savings deposits...........    361,910             -      361,910          -     361,910         -     361,910
  Certificates of deposit and
   individual retirement
   accounts of $100 or more.......     55,991        95,427      151,418     38,757     190,175         -     190,175
  Other certificates of deposit
   and individual retirement
   accounts.......................    111,142       174,488      285,630     99,512     385,142         -     385,142
  Federal funds purchased,
   short-term borrowings,
   and long-term debt.............     35,522        10,000       45,522         31      45,553     4,180      49,733
                                    ---------     ---------    ---------   --------  ----------  --------  ----------
     Total interest sensitive
      liabilities.................  $ 564,565     $ 279,915    $ 844,480   $138,300  $  982,780  $  4,180  $  986,960
                                    =========     =========    =========   ========  ==========  ========  ==========

 Interest sensitivity gap.........   (202,533)     (104,108)    (306,641)   344,014      37,373   143,340     180,713

 Ratio of interest sensitive
  assets to interest sensitive
  liabilities.....................       0.64          0.63         0.64       3.49        1.04     35.29        1.18

(1) Amounts exclude unrealized gains (losses) on investment securities and exclude equity securities, which are not interest sensitive.

  The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At December 31, 1999, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purposes of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income (see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk"). Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

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

Year 2000

  The Year 2000 issue referred generally to the data structure problem that prevents systems from properly recognizing dates after the year 1999. For example, computer programs and various types of electronic equipment that process date information by reference to two digits rather than four to define the applicable year may recognize a date using "00" as the year 1900 rather than the Year 2000. The Year 2000 problem could occur in computer software programs, computer hardware systems, and any device that relies on a computer chip if that chip relies on date information. Even if the systems that process date-sensitive data are Year 2000 compliant, a Year 2000 problem may exist to the extent that the data that such systems process is not. In addition to evaluating the Year 2000 issues relative to its own systems, companies must also assess the ability of the third parties upon which they rely to function on January 1, 2000, and thereafter.

  The Company appointed a Year 2000 committee with a full time Year 2000 coordinator to conduct a comprehensive review of its operational and financial systems to determine how the Year 2000 would impact operation of these systems. The committee developed plans to identify all critical systems and developed solutions for all systems that were found to not be Year 2000 compliant. The Board of Directors of each affiliate bank as well as the Board of Directors of the Company reviewed the overall project plans for the banks with progress toward completion monitored regularly. The Company reviewed all testing results to ensure accuracy and complete preparedness. In addition, comprehensive testing plans were developed to ensure that all critical applications would process normally in the Year 2000. Regular communications procedures were established between the core-processing vendor and the Company to ensure testing of all applications were completed and thoroughly reviewed. Contingency plans were also enhanced to ensure direction in the event a non-compliant system or component was detected. Disaster recovery and business resumption plans were developed based upon each bank's unique structure. These plans would provide the Company with direction in the event an unforeseen circumstance arose due to the Year 2000. An unforeseen circumstance could have been anything from a vault not opening to a power failure to a natural disaster. All plans were finalized, tested, and implemented before third quarter 1999. Customer awareness and preparedness was also a priority. An employee and customer awareness campaign began on September 1, 1998, and was ongoing through the remainder of 1998 and 1999. Loan relationships that could be materially affected by the Year 2000
issue were identified and monitored.   Liquidity levels were maintained at
required levels. Cash reserves for the Year 2000 issue reached $11 million by December 31, 1999. With no significant cash withdrawals, all of these special Year 2000 cash reserves were eliminated by January 7, 2000.

  The Company spent approximately $1.2 million to modify its computer information systems. The replacement of personal computers and software was approximately $700,000, which was recorded as capital expenditures and amortized. The remainder was expensed as incurred and did not have a material effect on the Company's financial condition or results of operation.

  Overall, the Company's Year 2000 program was successful. No disruption of business occurred due to the Year 2000 issue. However, there are several dates that have been and will be closely monitored for the coming year and in the future. All software and computer related components will continue to be required to undergo Year 2000 testing and/or certification.

Market and Dividend Information

  The Company's common stock trades on the Nasdaq National Market under the symbol "CSBI". There were approximately 2800 shareholders of record of the Company's common stock as of December 31, 1999.

  The following table sets forth the high and low bid prices of the Company's common stock as reported by the Nasdaq National Market and the cash dividends declared per share on the Company's common stock by quarter for 1999 and 1998.

                               MARKET INFORMATION

                                   1999                          1998
                                             Cash                          Cash
                             Price         dividends       Price        dividends
                        High       Low     declared    High      Low    declared
                       -------  ---------  --------  ---------  ------  --------
     Quarter Ended:

     March 31........  $30.125    $22.625   $.12000     $25.75  $23.50   $.10750
     June 30.........    27.50      22.00    .12000      38.25   24.50    .10875
     September 30....    25.00     20.875    .12000      38.00   25.00    .11000
     December 31.....    25.00     20.125    .12000      30.50   25.75    .11125

  The Company expects to continue its policy of paying quarterly cash dividends, although there is no assurance that such dividends will continue to be paid in the future. The payment of dividends in the future is dependent on the Banks' future income, financial position, capital requirements and other considerations, including the ability of the Banks to pay dividends to the Company, the amount of which is subject to regulatory limitations. Restrictions on the Company's ability to pay dividends are described in Note 15 to the Company's Consolidated Financial Statements.

Summary of Quarterly Financial Data

  Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 1999 and 1998.

                            QUARTERLY FINANCIAL DATA SUMMARY
                 (Amounts in thousands, except per share data)

                                   1999 Quarters                      1998 Quarters
                          --------------------------------    -------------------------------
                          First   Second   Third    Fourth    First    Second   Third  Fourth
                          -----   ------   -----    ------    -----    ------   -----  ------
Interest income........  $23,838  $24,838  $25,431  $26,332  $24,692  $25,058  $25,192  $24,536
Net interest income....   14,119   14,611   14,959   15,316   13,921   14,349   14,408   14,189
Provision for loan
   losses..............      488      691      564      700      552      562      613    1,408
Income before income
 taxes.................    5,545    6,047    6,114    3,508    5,856    5,945    5,938    5,051
Net income.............    3,617    4,080    4,099    2,494    3,872    3,969    3,944    3,593
Net income per share:
 Basic.................     0.31     0.35     0.35     0.21     0.33     0.34     0.34     0.31
 Diluted...............     0.30     0.35     0.35     0.21     0.33     0.33     0.33     0.31
Weighted average
 common shares
 outstanding:
 Basic.................   11,727   11,743   11,765   11,610   11,580   11,640   11,714   11,719
 Diluted...............   11,858   11,809   11,836   11,686   11,836   11,863   11,887   11,861

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

  The following table provides information about the Company's on-balance sheet financial instruments and derivative financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, investment securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities adjusted for prepayment assumptions based on the Company's historical experience and anticipated results of the impact of interest-rate fluctuations on the prepayment of mortgage-backed securities. Equity securities, with a fair value of $7,123,000 at December 31, 1999, are not included, as they are not sensitive to changes in interest rates. For interest bearing deposits that have no contractual maturity, the table presents principal cash flows based on the Company's historical experience and management's judgment, as applicable, concerning their most likely withdrawal behaviors. For interest rate swaps and interest rate floors, the table presents notional amounts and, as applicable, weighted-average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

  Weighted-average variable rates represent the variable rates in effect at December 31, 1999.


        ON-BALANCE SHEET FINANCIAL INSTRUMENTS BY EXPECTED MATURITY DATE
                   (Amounts in thousands, except percentages)

                                                                                  There-    Total    Fair Value  Total   Fair Value
                              2000        2001       2002      2003     2004      after     1999       1999      1998     1998
Assets

Investment securities:
   Fixed rate.............  $ 14,249   $ 12,266   $  7,716   $19,578  $38,137   $103,958   $195,904   $191,006  $151,561   $157,852
   Average interest rate..      5.50%      6.06%      5.52%     5.73%    5.87%      6.25%      6.03%         -      6.28%         -
   Variable rate..........  $    350          -          -   $    89        -   $  9,220   $  9,659   $  9,421  $ 11,018   $  7,785
   Average interest rate..      4.64%         -          -      5.88%       -       6.37%      6.30%         -      6.06%         -

Loans:
   Fixed rate.............  $180,966   $108,455   $114,281   $66,559  $77,650   $ 68,083   $615,994   $612,472  $524,386   $525,030
   Average interest rate..      9.43%      9.35%      9.21%     9.33%    8.77%      8.90%      9.22%         -      9.07%         -
   Variable rate..........  $110,567   $ 44,211   $ 26,694   $ 8,516  $ 5,346   $139,881   $335,215   $333,284  $322,502   $322,887
   Average interest rate..      8.88%      9.01%      9.19%     9.37%    9.58%      9.38%      9.34%         -      8.84%         -

Other interest bearing
   assets:
   Fixed rate.............  $  1,980          -          -         -        -          -   $  1,980   $  1,980  $  4,487   $  4,487
   Average interest rate..      5.78%         -          -         -        -          -       5.78%         -      5.96%         -
   Variable rate..........  $  8,921          -          -         -        -          -   $  8,921   $  8,921  $ 34,012   $ 34,012
   Average interest rate..      4.91%         -          -         -        -          -       4.91%         -      5.29%         -


Liabilities

Interest bearing deposits
   and savings:...........  $  2,778   $  3,106   $  5,545   $ 5,545  $ 5,545   $339,391   $361,910   $361,910  $333,629   $333,629
   Average interest rate..      2.97%      2.97%      2.97%     2.97%    2.97%      2.97%      2.97%         -      3.19%         -

Time deposits:
   Fixed rate.............  $356,735   $145,868   $ 26,901   $20,642  $13,619   $ 10,305   $574,070   $576,073  $515,178   $519,645
   Average interest rate..      5.31%      5.85%      5.68%     5.52%    5.39%      5.28%      5.47%         -      5.55%         -
   Variable rate..........  $    990   $    257          -         -        -          -   $  1,247   $  1,270    $1,493      1,512
   Average interest rate..      4.76%      5.28%         -         -        -          -       4.87%         -      4.48%         -

Federal funds purchased
  and long-term debt:
   Fixed rate.............  $ 35,000          -          -         -        -   $  4,211   $ 39,211   $ 39,969  $ 14,315   $ 14,792
   Average interest rate..      5.50%         -          -         -        -       7.33%      5.70%         -      5.41%         -
   Variable rate..........  $ 10,522          -          -         -        -          -   $ 10,522   $ 10,522  $  2,000   $  2,000
   Average interest rate..     5.875%         -          -         -        -          -      5.875%         -      5.26%         -

Interest Rate Derivatives

Interest rate swaps:
   Pay variable-federal
     funds  rate..........  $ 10,000          -          -         -        -          -   $ 10,000   $    (41) $ 15,000        211
   Average pay rate.......      5.51%         -          -         -        -          -       5.51%         -      5.02%         -
   Average receive rate...      5.76%         -          -         -        -          -       5.76%         -      5.74%         -

Pay variable-LIBOR........         -          -          -         -        -          -          -          -  $  5,000         40
Average pay rate..........         -          -          -         -        -          -          -          -      5.91%         -
Average receive rate......         -          -          -         -        -          -          -          -      5.88%         -

Purchased interest rate
   floors:................  $ 80,000   $ 75,000   $ 25,000         -        -          -   $180,000   $      5  $185,000        799
  Average strike rate.....      4.75%      4.50%      5.00%        -        -          -       4.68%         -      4.69%         -

Independent Auditors' Report

The Board of Directors and Shareholders
Century South Banks, Inc.:

  We have audited the accompanying consolidated balance sheets of Century South Banks, Inc. and subsidiaries ("the Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century South Banks, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP
Atlanta, Georgia
January 21, 2000, except for Note 2,
as to which the date is February 15, 2000

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
            (Amounts in thousands, except share and per share data)

Assets:                                                                         1999         1998
                                                                          ----------   ----------
Cash and due from banks  (note 3).......................................  $   60,004   $   51,420
Federal funds sold......................................................       8,140       30,550
Interest earning deposits in other banks................................       2,761        4,949
Investment securities  (note 4):
  Available for sale....................................................     185,439      132,184
  Held to maturity (fair value: 1999 - $22,111 and 1998 - $41,271)......      21,775       39,382

Loans, net of unearned income  (note 5).................................     951,209      846,888
  Less allowance for loan losses........................................      14,030       13,035
                                                                          ----------   ----------
     Loans, net.........................................................     937,179      833,853
                                                                          ----------   ----------

Premises and equipment, net  (note 6)...................................      26,888       25,300
Goodwill and other intangibles, net.....................................       4,331        4,637
Other assets  (notes 7 and 10)..........................................      25,943       24,445
                                                                          ----------   ----------
     Total assets.......................................................  $1,272,460   $1,146,720
                                                                          ==========   ==========
Liabilities:

Deposits:
  Noninterest bearing demand deposits...................................  $  147,726   $  143,008
  Interest bearing deposits  (note 8)...................................     937,227      850,300
                                                                          ----------   ----------
     Total deposits.....................................................   1,084,953      993,308
                                                                          ----------   ----------

Federal funds purchased.................................................      10,522            -
Long-term debt  (note 9)................................................      39,211       16,315
Accrued expenses and other liabilities..................................      13,024       11,045
                                                                          ----------   ----------
     Total liabilities..................................................   1,147,710    1,020,668
                                                                          ----------   ----------
Shareholders' equity  (notes 2, 11, 15, and 16):

Common stock - $1 par value.  Authorized 30,000,000 shares; issued
    11,796,030 shares in 1999, 11,787,334 in 1998, and outstanding
    11,552,030 shares in 1999 and 11,701,435 shares in 1998.............      11,796       11,787
Additional paid-in capital..............................................      36,122       36,106
Retained earnings.......................................................      86,916       78,219
Common stock in treasury  (244,000 and 85,899 shares in 1999 and 1998,
     respectively), at cost.............................................      (5,872)      (1,051)
Unearned compensation - restricted stock awards.........................        (721)           -
Accumulated other comprehensive income (loss)  (note 18)................      (3,491)         991
                                                                          ----------   ----------
          Total shareholders' equity....................................     124,750      126,052
                                                                          ----------   ----------
Commitments and contingencies  (notes 2, 5, 11, 12, and 17).............
          Total liabilities and shareholders' equity....................  $1,272,460   $1,146,720
                                                                          ==========   ==========

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 1999, 1998, and 1997
                 (Amounts in thousands, except per share data)

                                                              1999     1998     1997
Interest income:
  Loans, including fees...................................  $ 87,533  $85,909  $80,771
  Federal funds sold......................................     1,557    2,134    2,151
  Interest on deposits in other banks.....................       184      733      819
  Investment securities:
     Taxable..............................................     8,717    7,956   10,426
     Nontaxable...........................................     2,448    2,746    3,150
                                                            --------  -------  -------
       Total interest income..............................   100,439   99,478   97,317
                                                            --------  -------  -------

Interest expense:
  Deposits  (note 8)......................................    39,549   42,072   43,098
  Federal funds purchased.................................       548       40       39
  Long-term debt and other borrowings.....................     1,337      499      576
                                                            --------  -------  -------
       Total interest expense.............................    41,434   42,611   43,713
                                                            --------  -------  -------

     Net interest income..................................    59,005   56,867   53,604

Provision for loan losses  (note 5).......................     2,443    3,135    5,397
                                                            --------  -------  -------

     Net interest income after provision for loan losses..    56,562   53,732   48,207
                                                            --------  -------  -------

Noninterest income:
  Service charges on deposit accounts.....................     6,084    6,551    6,276
  Securities gains, net  (note 4).........................       474      393       24
  Other operating income  (notes 2 and 14)................     5,599    8,880    4,633
                                                            --------  -------  -------
       Total noninterest income...........................    12,157   15,824   10,933
                                                            --------  -------  -------

Noninterest expense:
  Salaries and employee benefits (note 11)................    25,338   25,293   22,948
  Occupancy and equipment expense, net....................     6,628    6,145    6,515
  Other operating expenses  (note 14).....................    15,539   15,328   14,489
                                                            --------  -------  -------
       Total noninterest expense..........................    47,505   46,766   43,952
                                                            --------  -------  -------

     Income before income taxes...........................    21,214   22,790   15,188

Income tax expense  (note 10).............................     6,924    7,412    4,219
                                                            --------  -------  -------

     Net income...........................................  $ 14,290  $15,378  $10,969
                                                            ========  =======  =======

Net income per common share:
     Basic................................................     $1.22    $1.32    $0.95
     Diluted..............................................     $1.21    $1.30    $0.93

Weighted average common shares outstanding:
     Basic................................................    11,724   11,664   11,537
     Diluted..............................................    11,824   11,860   11,801

See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
             For the years ended December 31, 1999, 1998, and 1997
                 (Amounts in thousands, except per share data)


                                                                                   Additional                  Unearned
                                                      Comprehensive     Common       paid-in      Retained       ESOP
                                                          Income        stock (1)    capital      earnings      shares
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996:                                           $11,587      $35,202      $61,058       ($333)
Comprehensive income:
   Net income                                              $10,969            -            -       10,969           -
   Other  comprehensive income due to
      unrealized gains on investment                           514            -            -            -           -
       securities                                          -------
          Total comprehensive income                       $11,483
Cash dividends declared - $0.4175 per share                =======            -            -       (3,568)          -
Exercise of stock options                                                    37          119            -           -
Stock option tax benefit                                                      -           38            -           -
Issuance of stock under incentive plan                                        -           74            -           -
Principal payments on  ESOP loan (note 11)                                    -            -            -         333
Cash dividends of pooled subsidiary prior
    to acquisition                                                            -            -         (444)          -
                                                                        ---------------------------------------------
Balance at December 31, 1997                                            $11,624      $35,433      $68,015      $    -
Comprehensive income:
   Net income                                              $15,378            -            -       15,378           -
   Other  comprehensive income due to
      unrealized gains on investment                           263            -            -            -           -
       securities                                          -------
          Total comprehensive income                       $15,641
Cash dividends declared - $0.4375 per share                =======            -            -       (4,805)          -
Exercise of stock options                                                   163          673            -           -
Purchase of treasury stock                                                    -            -            -           -
Cash dividends of pooled subsidiary prior
    to acquisition                                                            -            -         (369)          -

Balance at December 31, 1998                                            $11,787      $36,106      $78,219      $    -
                                                                        ---------------------------------------------
Comprehensive income:
   Net income                                              $14,290            -            -       14,290           -
   Other  comprehensive loss due to
      unrealized losses on investment                       (4,482)           -            -            -           -
       securities                                          -------
          Total comprehensive income                       $ 9,808
Cash dividends declared - $0.48 per share                                     -            -       (5,530)          -
Exercise of stock options                                                    77          513            -           -
Issuance of restricted stock awards                                          35          939            -           -
Forfeiture of restricted stock awards                                        (4)        (137)           -           -
Amortization on restricted stock awards                                       -            -            -           -
Paid fractional shares for IBO                                                -           (2)           -           -
Purchase of treasury stock                                                    -            -            -           -
Treasury shares issued in business                                          (99)      (1,297)           -           -
 combination
Cash dividends of pooled subsidiary prior
    to acquisition                                                            -            -          (63)          -
                                                                        ---------------------------------------------
Balance at December 31, 1999                                            $11,796      $36,122      $86,916      $    -

                                                                            Accumulated
                                               Unearned                        other
                                             Compensation    Treasury      comprehensive
                                                Stock        stock (2)        income          Total
-----------------------------------------------------------------------------------------------------
Balance at December 31, 1996:                  $   -          ($337)          $   214        $107,391
Comprehensive income:
   Net income                                      -              -                 -          10,969
   Other  comprehensive income due to
      unrealized gains on investment               -              -               514             514
       securities
          Total comprehensive income
Cash dividends declared - $0.4175 per share        -              -                 -          (3,568)
Exercise of stock options                          -              -                 -             156
Stock option tax benefit                           -              -                 -              38
Issuance of stock under incentive plan             -             31                 -             105
Principal payments on  ESOP loan (note 11)         -              -                 -             333
Cash dividends of pooled subsidiary prior
    to acquisition                                 -              -                 -            (444)
                                               ------------------------------------------------------
Balance at December 31, 1997                   $   -          ($306)          $   728        $115,494
Comprehensive income:
   Net income                                      -              -                 -          15,378
   Other  comprehensive income due to
      unrealized gains on investment               -              -               263             263
       securities
          Total comprehensive income
Cash dividends declared - $0.4375 per share        -              -                 -          (4,805)
Exercise of stock options                          -              -                 -             836
Purchase of treasury stock                         -           (745)                -            (745)
Cash dividends of pooled subsidiary prior
    to acquisition                                 -              -                 -            (369)
                                               ------------------------------------------------------
Balance at December 31, 1998                   $   -        ($1,051)          $   991        $126,052
Comprehensive income:
   Net income                                      -              -                 -          14,290
   Other  comprehensive loss due to
      unrealized losses on investment              -              -            (4,482)         (4,482)
       securities
          Total comprehensive income
Cash dividends declared - $0.48 per share          -              -                 -          (5,530)
Exercise of stock options                          -              -                 -             590
Issuance of restricted stock awards             (974)             -                 -               -
Forfeiture of restricted stock awards            127              -                 -             (14)
Amortization on restricted stock awards          126              -                 -             126
Paid fractional shares for IBO                     -              -                 -              (2)
Purchase of treasury stock                         -         (6,217)                -          (6,217)
Treasury shares issued in business                 -          1,396                 -               -
 combination
Cash dividends of pooled subsidiary prior
    to acquisition                                 -              -                 -             (63)
                                               ------------------------------------------------------
Balance at December 31, 1999                   $(721)      $ (5,872)          $(3,491)       $124,750

(1) Common shares issued: 11,796 shares at December 31, 1999, 11,787 shares at December 31, 1998, 11,624 shares at December 31, 1997, and 11,533 shares at December 31, 1996.
(2) Common stock held in treasury: 244 shares at December 31, 1999, 86 shares at December 31, 1998, 59 shares at December 31, 1997, and 65 shares at December 31, 1996.

See accompanying notes to consolidated financial statements.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1999, 1998, and 1997
                             (Amounts in thousands)

                                                                                             1999          1998        1997
Cash flows from operating activities:
  Net income.........................................................................     $  14,290   $  15,378    $ 10,969
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses.......................................................         2,443       3,135       5,397
     Write-downs and other (gains) losses on sale of other real estate...............             -        (212)       (162)
     Depreciation....................................................................         2,962       2,810       3,013
     Amortization and accretion, net.................................................           344         874         722
     Securities gains, net...........................................................          (474)       (393)        (24)
     Gain on sale of subsidiary bank.................................................             -        (670)          -
     Gain on sale of branch..........................................................             -        (847)          -
     Deferred income tax expense (benefit)...........................................          (790)       (290)       (890)
     Decrease (increase) in other assets.............................................        (1,020)      1,143       1,517
     Increase (decrease) in accrued expenses and other liabilities...................         1,931         182        (242)
                                                                                          ---------   ---------    --------
      Net cash provided by operating activities......................................        20,476      21,112      20,300
                                                                                          ---------   ---------    --------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale....................         8,018       1,059      10,971
  Principal collections and maturities of investment securities available for sale...        43,430      73,656      40,171
  Principal collections and maturities of investment securities held to maturity.....         4,084      14,005       5,468
  Proceeds from maturities of interest earning deposits with banks...................       197,684     192,033      41,305
  Purchases of investment securities held to maturity................................             -        (955)     (2,519)
  Purchases of investment securities available for sale..............................       (97,732)    (58,221)    (41,798)
  Investment in interest earning deposits with banks.................................      (195,496)   (167,849)    (54,451)
  Proceeds from sales of other real estate...........................................         3,184       3,549       2,124
  Net increase in loans..............................................................      (106,927)    (71,036)    (75,481)
  Purchase of premises and equipment.................................................        (4,730)     (3,619)     (2,308)
  Proceeds from sales of premises and equipment......................................           182       1,425         285
  Net cash (paid) received from (sale) acquisition of branch.........................             -     (15,065)          -
  Net cash disbursed for sale of bank subsidiary.....................................             -     (10,984)          -
  Purchase of life insurance contracts...............................................             -      (1,684)       (538)
                                                                                          ---------   ---------    --------
     Net cash used in investing activities...........................................      (148,303)    (43,686)    (76,771)
                                                                                          ---------   ---------    --------
Cash flows from financing activities:
  Net increase in deposits...........................................................        91,645      23,801      42,539
  Net (decrease) increase in federal funds purchased.................................        10,522        (160)       (840)
  Proceeds from issuance of long-term debt and other borrowings......................        28,800      15,815       6,686
  Payments on long-term debt and other borrowings....................................        (5,905)     (8,730)     (6,206)
  Dividends paid to shareholders.....................................................        (5,435)     (5,074)     (3,646)
  Proceeds from issuance of common stock.............................................           590         836         156
  Purchase of treasury stock.........................................................        (6,217)       (745)          -
                                                                                          ---------   ---------    --------
   Net cash provided by financing activities.........................................       114,001      25,743      38,689
                                                                                          ---------   ---------    --------

   Net increase (decrease) in cash and cash equivalents..............................       (13,826)      3,169     (17,782)

Cash and cash equivalents at beginning of year.......................................        81,970      78,801      96,583
                                                                                          ---------   ---------    --------
Cash and cash equivalents at end of year.............................................     $  68,144   $  81,970    $ 78,801
                                                                                          =========   =========    ========

Supplemental disclosures of cash paid during the year for:
  Interest...........................................................................     $  40,965   $  42,797    $ 43,370
                                                                                          =========   =========    ========
  Income taxes.......................................................................     $   8,758   $   7,184    $  5,762
                                                                                          =========   =========    ========
Supplemental schedule of  noncash investing and  financing activities:
  Real estate acquired through foreclosure...........................................     $   1,924   $   7,180    $  4,034
                                                                                          =========   =========    ========
  Real estate sold and financed by the Company.......................................     $     766   $   2,031    $  1,784
                                                                                          =========   =========    ========

See accompanying notes to consolidated financial statements.

                   Century South Banks, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       December 31, 1999, 1998, and 1997


Note 1.  Summary of Significant Accounting Policies

  The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

Business

  The Company provides a full range of banking services to individual and corporate customers through its banking subsidiaries in Georgia, Tennessee, and Alabama and as of February 2000, in North Carolina. The Company is subject to competition from other financial institutions, is subject to the regulations of certain Federal and state agencies, and undergoes periodic examinations by those regulatory agencies.

Basis of Financial Statement Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiaries. The Company has thirteen wholly-owned bank subsidiaries predominantly involved in commercial banking activities. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Investment Securities

  The Company has classified its investment securities in two categories: available for sale and held to maturity. Held to maturity securities are those securities for which the Company has the ability and intent to hold the security until maturity. All other securities are classified as available for sale. The classification of investment securities is determined at the date of purchase.

  Available for sale securities are recorded at fair value. Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums and discounts. Unrealized holding gains and losses, net of the related income tax effects, on securities available for sale are excluded from earnings and are reported as accumulated other comprehensive income within shareholders' equity until realized.

  Available for sale securities transferred into the held to maturity category are recorded at fair value at the date of transfer. The related unrealized holding gain or loss at date of transfer is reported as a component of shareholders' equity and is amortized over the remaining life of the security as an adjustment of yield.

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

                   Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. At December 31, 1999, the Company did not have any securities with other than temporary impairment for which a new cost basis had not been established.

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

  Loan fees, net of certain direct origination costs, are deferred and amortized over the estimated terms of the loans using a method which approximates a level yield. Discounts on loans purchased are amortized into income over the estimated terms of the loans using a method, which approximates level yield.

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

  A substantial portion of the Company's loans is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, southwestern North Carolina, and eastern Alabama. In addition, a substantial portion of the Company's real estate acquired through foreclosure is located in these same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the Company's real estate acquired through foreclosure are susceptible to changes in market conditions in these markets.

  Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in northern, middle and coastal Georgia, southeastern Tennessee, southwestern North Carolina, and eastern Alabama. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

                   Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


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

  Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced. Goodwill and core deposit premiums are reviewed for impairment on the basis of whether these assets are fully recoverable from expected undiscounted cash flows of the related business.

Derivative Financial Instruments

  The Company uses derivative financial instruments to swap floating rate assets or liabilities to fixed rate and to hedge the interest rate spread between assets and liabilities. These transactions serve to better match the repricing characteristics of various assets and liabilities, reduce spread risk, adjust overall rate sensitivity, and enhance net interest income.

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

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

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

Earnings Per Share

  In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 supercedes APB Opinion No. 15, Earnings Per Share and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS").

  Basic EPS excludes dilution and is computed by dividing net income by the weighted average shares outstanding. Diluted EPS is computed by dividing net income by the weighted average shares outstanding plus 100,000, 196,000, and 264,000 potential shares in 1999, 1998, and 1997, respectively upon the potential exercise of dilutive options assuming the exercise proceeds have been used to repurchase shares pursuant to the treasury stock method.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. In June 1999, the FSB issued SFAS No. 137 which defers the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of SFAS No. 133 on the Company's financial statements upon adoption.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

Note 2.  Business Combinations

  On April 13, 1999, the Company completed the merger with Independent Bancorp, Inc. ("IBC") and its subsidiary bank, The Independent Bank of Oxford ("IBO") with branches in Oxford and Anniston, Alabama. The Company issued approximately 699,108 shares of its common stock in exchange for all of the issued and outstanding shares of IBC. This merger was accounted for as a pooling of interests, and accordingly, all financial information preceding the date of acquisition has been restated to include the financial position and results of operations of IBO. The Company's consolidated financial statements for the years ended December 31, 1999, 1998, and 1997 have been restated for the merger with IBC as follows (amounts in thousands):


                                            1999      1998      1997
      Interest income:
       Century South Banks, Inc.
        exclusive of pre-acquisition
        amounts........................   $ 98,474  $91,933   $90,807
       Independent Bancorp, Inc. and
        subsidiary (a).................      1,965    7,545     6,510
                                          --------  -------   -------
         Total interest income.........   $100,439  $99,478   $97,317
                                          ========  =======   =======

      Net interest income:
       Century South Banks, Inc.
        exclusive of pre-acquisition
        amounts........................   $ 58,087  $53,394   $50,459
       Independent Bancorp, Inc. and
        subsidiary (a).................        918    3,473     3,145
                                          --------  -------   -------
         Total net interest income.....   $ 59,005  $56,867   $53,604
                                          ========  =======   =======

      Noninterest income:
       Century South Banks, Inc.
        exclusive of pre-acquisition
        amounts........................   $ 11,938  $15,209   $10,409
       Independent Bancorp, Inc. and
        subsidiary (a).................        219      615       524
                                          --------  -------   -------
         Total noninterest income......   $ 12,157  $15,824   $10,933
                                          ========  =======   =======

      Net income:
       Century South Banks, Inc.
        exclusive of pre-acquisition
        amounts........................   $ 14,078  $14,681   $ 9,632
       Independent Bancorp, Inc. and
        subsidiary (a).................        212      697     1,337
                                          --------  -------   -------
         Total net income..............   $ 14,290  $15,378   $10,969
                                          ========  =======   =======

(a) The 1999 balances reflect the results of operations for the three months ended March 31, 1999. The results from March 31, 1999 to April 13, 1999 are immaterial.

  On November 30, 1998, the Company sold its subsidiary, First National Bank of Union County, to Appalachian Bancshares, Inc. in Ellijay, Georgia, for a sales price of $6,100,000, resulting in a net gain of $670,000.

  On December 16, 1997, the Company merged with Bank Corporation of Georgia ("BCGA"), a bank holding company located in Macon, Georgia and its subsidiary banks, First South Bank, N.A. ("FSB") based in Macon, Georgia and AmeriBank, N.A. "(AMB") based in Savannah, Georgia. The Company issued 3,069,993 shares of its common stock in exchange for all of the issued and outstanding shares of BCGA.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  The acquisition of BCGA has been accounted for as a pooling of interests and, accordingly, financial information preceding the dates of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's financial statements for the year ended December 31, 1997 have been restated for the merger with BCGA as follows (amounts in thousands):


                                                          1997
            Net interest income:
               Century South Banks, Inc. exclusive of
                pre-acquisition amounts................  $34,818
                Bank Corporation of Georgia and
                  subsidiaries (a).....................   15,641
                                                         -------
                   Total...............................  $50,459
                                                         =======
            Net income:
               Century South Banks, Inc. exclusive of
                pre-acquisition amounts................  $ 4,761
                Bank Corporation of Georgia and
                  subsidiaries (a).....................    4,871
                                                         -------
                   Total...............................  $ 9,632
                                                         =======

(a) The 1997 balances reflect the results of operations for the year ended December 31, 1997, as the post-merger 1997 results are immaterial.


A significant subsequent event will occur with the pooling of interests of Lanier National Bank and its parent company, Lanier Bankshares, Inc. On February 15, 2000, the Company completed a merger with Lanier Bankshares, Inc. ("LBI") and its subsidiary bank, Lanier National Bank, located in Gainesville, Georgia. The company issued 1,766,021 shares of its common stock in exchange for all of the issued and outstanding shares of LBI. The acquisition is to be accounted for as a pooling of interests. The Company's consolidated financial statements on a pro-forma basis as if the merger with LBI had been consummated at December 31, 1999 are as follows (amounts in thousands, except per share data):


                                               1999      1998      1997

               Interest  income............  $109,992  $108,609  $104,921

               Net interest income.........  $ 64,189  $ 61,717  $ 57,661

               Net income..................  $ 15,780  $ 17,195  $ 12,375

               Diluted earnings per share..  $   1.16  $   1.26  $   0.91


On February 15, 2000, the Company also completed a merger with Haywood Bancshares, Inc. ("Haywood"), a one-bank holding company in western North Carolina. The Company issued approximately 626,000 shares of its common stock and approximately $13,266,000 in cash in exchange for all of the issued and outstanding shares of Haywood. The acquisition is to be accounted for as a purchase. Upon completion of the merger with Haywood, the assets of the Company will increase by approximately $155,500,000.


Note 3.  Restricted Cash

  Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of approximately $6,858,000 and $6,018,000 were maintained to satisfy regulatory requirements as of December 31, 1999 and 1998, respectively.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


Note 4.  Investment Securities

  The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by security type are as follows (in thousands):

                                                                 December 31, 1999
                                                 --------------------------------------------------
                                                                 Gross          Gross
                                                Amortized     Unrealized      Unrealized     Market
                                                  Cost           Gains          Losses       Value
                                                ---------     ----------      ----------    --------
Available for sale:
  U.S. Treasury and U.S. Government agencies..   $ 98,041        $   65         $3,543      $ 94,563
  State, county and municipal securities......     22,048           433            277        22,204
  Mortgage-backed securities..................     13,787            62            226        13,623
  Other debt securities.......................     49,912            19          2,005        47,926
  Equity securities...........................      7,174            23             74         7,123
                                                 --------        ------         ------      --------
     Totals...................................   $190,962        $  602         $6,125      $185,439
                                                 ========        ======         ======      ========

Held to maturity:
  U.S. Treasury and U.S. Government agencies..   $    337        $   10         $    -      $    347
  State, county and municipal securities......     19,168           305             48        19,425
  Mortgage-backed securities..................        315             5              2           318
  Other debt securities.......................      1,955            66              -         2,021
                                                 --------        ------         ------      --------
     Totals...................................   $ 21,775        $  386         $   50      $ 22,111
                                                 ========        ======         ======      ========

                                                                 December 31, 1998
                                                 --------------------------------------------------
                                                                 Gross          Gross
                                                Amortized     Unrealized      Unrealized     Market
                                                  Cost           Gains          Losses       Value
                                                ---------     ----------      ----------    --------
Available for sale:
  U.S. Treasury and U.S. Government agencies..   $ 54,747        $1,048         $   59      $ 55,736
  State, county and municipal securities......     11,865           394            146        12,113
  Mortgage-backed securities..................     20,882           266             16        21,132
  Other debt securities.......................     35,703            55            373        35,385
  Equity securities...........................      7,295           528              5         7,818
                                                 --------        ------         ------      --------
     Totals...................................   $130,492        $2,291         $  599      $132,184
                                                 ========        ======         ======      ========

Held to maturity:
  U.S. Treasury and U.S. Government agencies..   $  1,711             $   33      $   10  $  1,734
  State, county and municipal securities......     35,016              1,792           -    36,808
  Mortgage-backed securities..................        708                 17           2       723
  Other debt securities.......................      1,947                 59           -     2,006
                                                 --------             ------      ------  --------
     Totals...................................   $ 39,382             $1,901      $   12  $ 41,271
                                                 ========             ======      ======  ========

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

  Included as a component of amortized cost is the unamortized portion of unrealized gains, which occurred when the Company transferred available for sale securities to the held to maturity category in previous years. These amounts approximated $60,000 and $196,000 at December 31, 1999 and 1998, respectively.

  The amortized cost and estimated fair values of investment securities at December 31, 1999, by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and other investment securities, which have prepayment provisions, are assigned to maturity categories based on their estimated average lives.

                                                 Available for sale      Held to maturity
                                                Amortized  Estimated   Amortized  Estimated
                                                  cost     fair value    cost     fair value
                                                ---------  ----------  ---------  ----------

      Due in one year or less.................   $ 22,157    $ 22,265    $ 2,056     $ 2,071
      Due after one year through five years...     56,437      55,254     12,894      13,074
      Due after five years through ten years..     39,579      36,346      5,636       5,759
      Due after ten years.....................     65,615      64,451      1,189       1,207
      Equity securities.......................      7,174       7,123          -           -
                                                 --------    --------    -------     -------
          Totals..............................   $190,962    $185,439    $21,775     $22,111
                                                 ========    ========    =======     =======

  Proceeds from sales of securities available for sale during 1999, 1998, and 1997 were $8,018,000, $1,059,000, and $10,971,000, respectively. Securities gains, net for 1999, 1998, and 1997 included gross realized gains of approximately $474,000, $396,000, and $56,000, and gross realized losses of approximately $0, $3,000, and $32,000, respectively.

  Securities with a carrying value of approximately $153,695,500 in 1999 and $104,821,000 in 1998, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.


Note 5.  Loans

  Loans outstanding, by classification, at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                       1999     1998
                                                     --------  --------
          Commercial, financial, and agricultural..  $133,827  $129,497
          Real estate - construction...............   140,069    97,350
          Real estate - mortgage...................   574,657   522,672
          Consumer installment.....................   103,231    97,990
                                                     --------  --------
               Gross loans.........................   951,784   847,509
                                                     --------  --------
          Less:
            Unearned income........................       575       621
            Allowance for loans losses.............    14,030    13,035
                                                     --------  --------
               Net loans...........................  $937,179  $833,853
                                                     ========  ========

  At December 31, 1999 and 1998, the Company was servicing commercial loans for others totaling $7,490,000 and $5,912,000, respectively.

  At December 31, 1999, outstanding commitments included commitments to fund commercial, consumer, real estate - construction, and real estate - mortgage loans of approximately $114,922,000. It is the opinion of management that such commitments do not involve more than the normal credit risk.

                    Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  Transactions in the allowance for loan losses are summarized as follows for the years ended December 31, 1999, 1998, and 1997 (in thousands):


                                                                     1999      1998     1997
                                                                   --------  --------  --------
          Balance at beginning of year...........................  $13,035   $12,853   $10,861
          Provision charged to operating expense.................    2,443     3,135     5,397

          Loans charged off......................................   (2,751)   (3,193)   (3,908)
          Recoveries.............................................    1,303       798       503
          Allowance for loan losses of loans of bank subsidiary
           sold..................................................        -      (558)        -
                                                                   -------   -------   -------
          Balance at end of year.................................  $14,030   $13,035   $12,853
                                                                   =======   =======   =======

  Nonaccrual loans amounted to $5,144,000 at December 31, 1999 and $4,631,000 at December 31, 1998. The approximate effect on interest income of nonaccrual loans for the years ended December 31, 1999, 1998, and 1997 is summarized as follows (in thousands):

                                               1999    1998    1997
                                              ------  ------  ------

          Interest at contractual rate......  $1,444  $1,465  $1,681
          Less interest recorded as income..   1,106   1,194   1,459
                                              ------  ------  ------
          Reduction of interest income......  $  338  $  271  $  222
                                              ======  ======  ======

  Impaired loans and related amounts included in the allowance for loan losses at December 31, 1999 and 1998 are as follows (in thousands):

                                                   1999                  1998
                                                  -------              ---------
                                                  Principal            Principal
                                              Balance  Allowance   Balance   Allowance
                                              -------  ---------  ---------  ---------
  Impaired loans, with a related allowance..   $3,571      $ 353     $4,796       $219
  Impaired loans, without allowance.........        -          -          -          -
                                               ------      -----     ------       ----
     Total impaired loans...................   $3,571      $ 353     $4,796       $219
                                               ======      =====     ======       ====

  The allowance amounts were primarily determined using the fair value of the related collateral.

  The average recorded investment in impaired loans for the year ended December 31, 1999 was $3,520,000. Interest income of approximately $269,000 was recognized on impaired loans for the year ended December 31, 1999.

  The average recorded investment in impaired loans for the year ended December 31, 1998 was $4,926,000. Interest income of approximately $433,000 was recognized on impaired loans for the year ended December 31, 1998.

  The average recorded investment in impaired loans for the year ended December 31, 1997 was $6,373,000. The interest income on impaired loans for the year ended December 31, 1997 was approximately $765,000.

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

  The Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 1999 (in thousands):

               Balance at December 31, 1998..................  $ 48,321
               Adjustment due to changes in related parties..       287
                                                               --------
               Adjusted balance at December 31, 1998.........    48,608
                                                               --------

               New loans.....................................    35,048
               Repayments....................................   (33,435)
                                                               --------
               Balance at December 31, 1999..................  $ 50,221
                                                               ========

Note 6.  Premises, Equipment, and Leasehold Improvements

  Premises, equipment, and leasehold improvements at December 31, 1999 and 1998 are summarized as follows (in thousands):

                                                               1999     1998
                                                              -------  -------
            Land............................................  $ 4,871  $ 4,663
            Buildings and improvements......................   21,694   19,285
            Furniture and equipment.........................   20,002   18,129
            Leasehold improvements..........................      471      417
            Construction in progress........................      331      508
                                                              -------  -------
                                                               47,369   43,002
            Less accumulated depreciation and amortization..   20,481   17,702
                                                              -------  -------
            Premises, equipment, and leasehold
               improvements, net............................  $26,888  $25,300
                                                              =======  =======


Note 7.  Real Estate Acquired Through Foreclosure

  Real estate acquired through foreclosure, in the net amount of $2,596,000 and $4,773,000 at December 31, 1999 and 1998, respectively, is included in other assets.


Note 8.  Interest Bearing Deposits

  A summary of interest bearing deposits at December 31, 1999 and 1998 is as follows (in thousands):

                                                                   1999      1998
                                                                 --------  --------

            Interest bearing demand deposits...................  $152,480  $156,460
            Money market accounts..............................   158,555   121,533
            Savings deposits...................................    50,875    55,636
            Certificates of deposit and individual retirement
               accounts of $100 or more........................   190,175   155,967
            Other individual retirement accounts...............    52,143    53,115
            Other certificates of deposit......................   332,999   307,589
                                                                 --------  --------
               Total deposits..................................  $937,227  $850,300
                                                                 ========  ========

                    Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  Interest expense on certificates of deposit and individual retirement accounts of $100,000 or more was approximately $9,004,000, $9,190,000, and $7,131,000, for the years ended December 31, 1999, 1998, and 1997, respectively.


Note 9. Long-Term Debt

  A summary of long-term debt at December 31, 1999 and 1998 is as follows (in thousands):

                                                                                      1999     1998
                                                                                     ------   ------

  Credit facilities with Federal Home Loan Banks with maximum borrowings of up to $96,000,  secured by qualified real estate loans:
       Fixed rate of 7.74%, with monthly principal payments of $8,
          maturing September 1, 2006.......................................          $   680  $   780
       Fixed rate of 5.16%, maturing November 20, 2000.....................            5,000    5,000
       Variable rate based on monthly LIBOR  maturing on
          January 13, 1999.................................................                -    2,000
       Fixed rate of 5.11%, maturing November 20, 2000.....................            5,000    5,000
       Fixed rate of 5.86%, maturing February 18, 2000.....................           15,000        -
       Fixed rate of 5.86%, maturing February 18, 2000.....................           10,000        -
       Fixed rate of 5.51%, maturing June 23, 2008.........................            3,500    3,500
  Other notes payable with a fixed rate of 8.75%, maturing on May 4, 2005..               31       35
                                                                                     -------  -------
       Total long-term debt................................................          $39,211  $16,315
                                                                                     =======  =======

  The provisions of the loan and security agreements associated with certain of the promissory notes restrict, within specified limits, the Company from, among other things, incurring borrowings and the sale or transfer of assets without prior written consent. At December 31, 1999, the Company was in compliance with the covenants of the aforementioned loan and security agreements.

  Required principal payments on long-term debt for years subsequent to December 31, 1999 are: 2000 - $35.1 million; 2001 - $0.1 million; 2002 - $0.1 million;
2003 - $0.1 million; 2004 - $0.1 million; and thereafter $3.7 million.


Note 10.  Income Taxes

  The components of the provision for income tax expense (benefit) consist of the following for the years ended December 31, 1999, 1998, and 1997 (in thousands):

                                               1999     1998     1997
                                              -------  -------  -------
          Current:
            Federal.........................  $7,482   $7,038   $4,831
            State...........................     232      664      278
                                              ------   ------   ------
               Total current expense........   7,714    7,702    5,109
                                              ------   ------   ------
          Deferred:
            Federal.........................    (673)    (254)    (762)
            State...........................    (117)     (36)    (128)
                                              ------   ------   ------
               Total deferred benefit.......    (790)    (290)    (890)
                                              ------   ------   ------
          Total provision for income taxes..  $6,924   $7,412   $4,219
                                              ======   ======   ======

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  The following is a summary of the differences between the income tax expense as shown in the consolidated statements of income and income tax expense that would result from applying the statutory Federal income tax rate of 35% in 1999, 1998, and 1997 to income before income taxes (in thousands):

                                                       1999     1998     1997
                                                     --------  -------  --------
Computed "expected" tax expense....................  $ 7,425   $7,977   $ 5,316
Increase (decrease) resulting from:
 Tax-exempt interest...............................   (1,010)    (947)   (1,124)
 Amortization of goodwill and other intangibles....      106       197      154
 Acquisition costs.................................       51       12        83
 State income tax, net of federal income tax
  benefit..........................................       75       408      149
 Tax-exempt portion of gain on sale of subsidiary..        -      (238)       -
 Other, net........................................      277        3      (359)
                                                     -------   ------   -------
Total provision for income taxes...................  $ 6,924   $7,412   $ 4,219
                                                     =======   ======   =======

  The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 1999 and 1998 are presented below (in thousands):

                                                                   1999   1998
                                                                  ------  -------
       Deferred income tax assets:
          Allowance for losses on real estate acquired through
            foreclosure.........................................  $   51  $    72
          Deferred compensation.................................     225      227
          Allowance for loan losses.............................   5,058    4,520
          Unearned income.......................................     186      107
          Net operating losses..................................   1,155    1,155
          Tax credits...........................................     124      124
          Net unrealized losses on investment securities........   2,092        -
          Other.................................................     254      202
                                                                  ------  -------
            Total gross deferred income tax assets..............   9,145    6,407
                                                                  ------  -------

       Deferred income tax liabilities:
          Net unrealized gains on investment securities.........       -      551
          Depreciation..........................................     730      867
          Other, net............................................     100      107
                                                                  ------  -------
            Total gross deferred income tax liabilities.........     830    1,525
                                                                  ------  -------
               Net deferred income tax assets...................  $8,315  $ 4,882
                                                                  ======  =======

  There was no valuation allowance for deferred tax assets at December 31, 1999 or 1998.

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

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  Consolidated Federal tax net operating losses of approximately $2,600,000 and Georgia tax net operating losses of approximately $4,300,000 at December 31, 1999 and 1998 are available to offset future consolidated taxable income. The use of these carryforwards is limited to future consolidated taxable earnings and to annual limitations imposed by the Internal Revenue Code. The Company may use no more than $1,007,000 annually of its remaining Federal and State of Georgia net operating losses, which begin to expire in 2003.


Note 11.  Employee Benefits

(a)  Employee Benefit Plans

  The Company provides a contributory, trusteed 401(k) profit sharing and employee stock ownership plan to substantially all full-time employees. In April 1998, the CSBI employee stock ownership plan merged with the CSBI 401(k) plan. Other retirement plans of acquired subsidiaries merged with the surviving CSBI 401(k) plan in August 1998. Annual employer contributions to the plan are determined at the discretion of the Board of Directors of the Company and its subsidiaries. Contributions to the Company's 401(k) plan for 1999 totaled approximately $593,000. In prior years, aggregate contributions and compensation expense relating to the plans were approximately $530,000 and $524,000 in 1998 and 1997, respectively.

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

(c)  Stock Award Plan

  On April 1, 1998, the Board of Directors of the Company adopted the Century South Banks, Inc. 1998 Executive Stock Plan (the "Executive Stock Plan") which was approved by shareholders on May 13, 1998. The purpose of the Executive Stock Plan is to encourage and provide an additional incentive to officers and other key employees of the Company to increase the value of the Company and its common stock by permitting them to acquire a significant equity interest in the Company. Up to 3.5% of the outstanding shares of the Company have been reserved for issuance in connection with awards granted under the Executive Stock Plan. Such shares may be awarded from authorized and unissued shares or from previously issued shares, which are acquired in open market purchases. The Executive Stock Plan provides for the issuance of shares of common stock through grants of options to purchase common stock, grants of stock appreciation rights and grants of restricted stock.

  In July 1998, 233,000 shares of restricted stock were granted under the Executive Stock Plan. In October 1998, 4,000 shares were granted to become effective in 1999 subject to the attainment of certain performance measures. In 1999, 39,000 shares of restricted stock were granted under the Executive Stock Plan and 36,000 shares were forfeited. Shares granted under the Executive Stock Plan are not considered earned until the performance measures are met. Upon earning of the awards, the awards are subject to a service condition and vest over periods of up to ten years. The recipient of the awards is entitled to the dividends on shares once share awards are earned.

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

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  A summary of the status of the Company's ISOP and other fixed stock option plans as of December 31, 1999, 1998, and 1997 and changes during the years ended on those dates is presented below:

                                            1999                 1998                    1997
                                      ------------------  -------------------  --------  ------------
                                                Weighted             Weighted              Weighted
                                                Average              Average               Average
                                                Exercise             Exercise              Exercise
                                       Shares     Price    Shares      Price    Shares      Price
                                      --------  --------  ---------  --------  --------  ------------
Fixed Stock Options:
Outstanding at beginning of year....  277,488     $13.52   372,471     $ 7.00  375,318   $       5.72
Granted.............................  145,941      23.82    65,000      30.23   33,375          18.30
Exercised...........................  (77,345)      7.28  (159,983)      5.11  (36,222)          4.31
Canceled............................   (5,000)     19.25         -          -        -              -
                                      -------     ------  --------     ------  -------   ------------
Outstanding at end of year..........  341,084     $19.28   277,488     $13.52  372,471   $       7.00
                                      =======     ======  ========     ======  =======   ============
Options exercisable at end of year..  159,618     $15.93   231,963     $12.89  296,065   $       5.22
                                      =======     ======  ========     ======  =======   ============

  The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                  Weighted
                                       Weighted    Average                 Weighted
                           Range of    Average    Remaining                Average
            Number         Exercise    Exercise  Contractual    Number     Exercise
          Outstanding       Prices      Price       Life      Exercisable  Price
          -------------  ------------  --------  -----------  -----------  --------
            86,918          4.76-5.68    $ 5.02         2.42       86,918    $ 5.02
            14,850         9.63-12.78     11.95         6.64        2,700      9.63
           171,316       17.22-23.875     22.88         9.52        5,000     23.00
            68,000        26.00-33.00     30.04         8.41       65,000     30.23

  The per share weighted-average fair value of stock options granted during 1999, 1998, and 1997 was $11.09, $14.29, and $7.23, respectively, using the
Black Scholes option-pricing model with the following weighted-average assumptions: expected life of nine years, expected dividend yield of 2.02% in 1999, 2.32% in 1998, and 2.55% in 1997, risk free interest rate of 6.875% in 1999, 6.25% in 1998, and 6.00% in 1997, and an expected volatility of 37.90%, 36.58%, and 31.14%, for each of the years ended December 31, 1999, 1998, and 1997, respectively.

  The Company applies the provisions of APB Opinion No. 25 in accounting for the fixed stock option plans and accordingly, compensation costs using the fair-value based method provided by SFAS 123 for the options granted during the three years ended December 31, 1999, have not been recognized in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                            1999     1998     1997
                                           -------  -------  -------
          Net income:
            As reported..................  $14,290  $15,378  $10,969
            Pro forma....................   14,200   14,743   10,918

          Diluted net income per share:
            As reported..................  $  1.21  $  1.30  $  0.93
            Pro forma....................     1.20     1.25     0.93

  Pro forma amounts reflect only compensation cost for options granted in 1999, 1998, 1997, and 1996. The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


Note 12.  Commitments and Contingencies

  In the normal course of business, the Company's various subsidiaries have entered into commitments to extend credit which are not reflected in the accompanying financial statements, including approximately $5,970,000 under standby letters of credit at December 31, 1999. It is the opinion of management that such commitments do not involve more than the normal credit risk.

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


Note 13.  Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107,  Disclosures about Fair
Value of Financial Instruments   ("SFAS 107"), requires that the Company
disclose estimated fair value for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

Cash and Due From Banks, Interest Earning Deposits in Other Banks, and Federal Funds Sold and Purchased

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

  The following table presents information on the fair value of investment securities at December 31, 1999 and 1998 (in thousands):

                                                         1999                 1998
                                                 --------------------  --------------------
                                                 Carrying  Estimated   Carrying  Estimated
                                                  Amount   Fair Value   Amount   Fair Value
                                                 --------  ----------  --------  ----------
     Investment securities available for sale..  $185,439    $185,439  $132,184    $132,184
     Investment securities held to maturity....    21,775      22,111    39,382      41,271
                                                 --------    --------  --------    --------
       Total investment securities.............  $207,214    $207,550  $171,566    $173,455
                                                 ========    ========  ========    ========

Derivatives

  The fair value of interest rate swap agreements and purchased floors is obtained from dealer quotes. These values represent the estimated amount that the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates, and when appropriate, the creditworthiness of the counterparties.

  The following table presents information at on the fair value of derivatives at December 31, 1999 and 1998 (in thousands):

                                                    1999                  1998
                                            --------------------   --------------------
                                            Carrying   Estimated   Carrying  Estimated
                                             Amount   Fair Value    Amount   Fair Value
                                            --------  -----------  --------  ----------

          Interest rate swap agreements...     $   -        $(41)      $  -        $ 44
          Purchased interest rate floors..       218           5        235         185
                                               -----        ----       ----        ----
             Total derivatives............     $ 218        $(36)      $235        $229
                                               =====        ====       ====        ====

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)

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

  The following table presents information on the fair value of loans at December 31, 1999 and 1998 (in thousands):

                                                          1999                   1998
                                                 ---------------------   ---------------------
                                                 Carrying    Estimated   Carrying    Estimated
                                                  Amount    Fair Value    Amount    Fair Value
                                                 ---------  -----------  ---------  -----------
  Commercial and consumer real estate related..  $714,727     $709,317   $588,944     $589,302
  All other loans..............................   237,058      237,015    258,565      259,236
  Unearned income..............................      (576)        (576)      (621)        (621)
                                                 --------     --------   --------     --------
     Total loans...............................  $951,209     $945,756   $846,888     $847,917
                                                 ========     ========   ========     ========

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

  The following table present information on the fair value of deposits at December 31, 1999 and 1998 (in thousands):

                                                                   1999                   1998
                                                          ---------------------   -------------------
                                                           Carrying   Estimated   Carrying  Estimated
                                                            Amount    Fair Value   Amount   Fair Value
                                                          ----------  ----------  --------  ----------
          Noninterest bearing demand deposits...........  $  147,726  $  147,726  $143,008    $143,008
          Savings and interest bearing demand accounts..     203,355     203,355   212,096     212,096
          Money market accounts.........................     158,555     158,555   121,533     121,533
          Certificates of deposit and individual
             retirement accounts:
                Maturing within twelve months or less...     437,048     437,947   403,244     405,241
                Maturing beyond one year................     138,269     139,396   113,427     115,916
                                                          ----------  ----------  --------    --------
                      Total deposits....................  $1,084,953  $1,086,979  $993,308    $997,794
                                                          ==========  ==========  ========    ========

  The fair value estimates do not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the credit markets. The table below presents at December 31, 1999 and 1998 (in thousands) (unaudited), the fair value that the Company's assets would increase if the fair value of the deposit base intangibles was included in the accompanying consolidated balance sheets.

                                                 1999     1998
                                                -------  -------
               Core deposit intangible........  $38,778  $28,382
               Less:  recorded amounts........      786    1,287
                                                -------  -------
                  Net increase in fair value..  $37,992  $27,095
                                                =======  =======

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


Long-Term Debt

  The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 1999 and 1998, the fair value of the long-term debt was $39,969,000 and $16,827,000, respectively. At December 31, 1999 and 1998, the carrying amount of long-term debt was $39,211,000 and $16,315,000, respectively.

Commitments

  The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction, and real estate-mortgage loans is equal to the carrying amount of commitments outstanding at December 31, 1999 and 1998, which is not significant. This is based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

Limitations

  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore, cannot be determined with precision.
Changes in assumptions could significantly affect the estimates.

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


Note 14.  Supplementary Income Statement Information

  Components of other operating income and expenses in excess of 1% of total income for any of the respective years are as follows (in thousands):

                                                              1999    1998    1997
                                                             ------  ------  ------

         Income:
          Income associated with originating, and selling
            mortgage loans.................................  $2,265  $2,662  $1,428

         Expenses:
          Merger integration special charges...............  $2,804  $    -  $    -
          Computer services................................   1,959   1,634   1,054
          Stationery and supplies..........................     759     948   1,028

  Rental expense on computers, buildings and office equipment, including cancelable leases, was $1,059,000, $816,000, and $600,000 for the years ended December 31, 1999, 1998, 1997, respectively.

  The merger integration special charges were recorded in the fourth quarter of 1999. These expenses were associated with the consolidation of the Company's two headquarters into one location and the costs associated with building a single identity for its thirteen affiliates.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


Note 15.  Condensed Financial Information of Century South Banks, Inc.  (Parent
Only)

                            Condensed Balance Sheets
                             (Amounts in thousands)

                                                               1999       1998
Assets:
  Cash.....................................................  $ 14,777   $  3,659
  Investment in consolidated bank subsidiaries, at equity..   102,768    109,463
  Investment securities....................................     1,055      1,212
  Loans, net...............................................     1,616      6,540
  Premises and equipment, net..............................     2,064        917
  Goodwill, net............................................     2,928      3,247
  Other intangible assets, net.............................       292        159
  ORE, net.................................................       898      1,478
  Other assets.............................................     1,346      1,411
                                                             --------   --------
     Total assets..........................................  $127,744   $128,086
                                                             ========   ========
Liabilities:
  Other liabilities........................................  $  2,994   $  2,034
                                                             --------   --------
     Total liabilities.....................................     2,994      2,034
                                                             --------   --------
Shareholders' equity:
  Common stock.............................................    11,796     11,787
  Additional paid-in capital...............................    36,122     36,106
  Retained earnings........................................    86,916     78,219
  Common stock in treasury, at cost........................    (5,872)    (1,051)
  Unearned compensation - restricted stock awards..........      (721)         -
  Accumulated other comprehensive income (loss)............    (3,491)       991
                                                             --------   --------
     Total shareholders' equity............................   124,750    126,052
                                                             --------   --------
       Total liabilities and shareholders' equity..........  $127,744   $128,086
                                                             ========   ========

                         Condensed Statements of Income
                             (Amounts in thousands)

                                                                            1999     1998     1997
Income:
  Dividends received from bank subsidiaries.............................  $19,959   $10,893  $ 6,263
  Interest income.......................................................      343        46        -
  Other income..........................................................    6,610     9,124    4,618
                                                                          -------   -------  -------
     Total income.......................................................   26,912    20,063   10,881
                                                                          -------   -------  -------
Expenses:
  Interest expense......................................................        8        27      114
  Salaries and employee benefits........................................    5,280     5,338    4,296
  Other expenses........................................................    6,331     5,200    2,994
                                                                          -------   -------  -------
     Total expenses.....................................................   11,619    10,565    7,404
                                                                          -------   -------  -------

     Income before income taxes and equity in undistributed income of
       subsidiaries.....................................................   15,293     9,498    3,477

Income tax benefit - allocated from consolidated income tax return......    1,531       532      162
                                                                          -------   -------  -------

     Income before equity in undistributed income (dividends in excess
       of income) of subsidiaries.......................................   16,824    10,030    3,639

Equity in undistributed income (dividends in excess of income) of
       subsidiaries.....................................................   (2,543)    5,348    7,330
                                                                          -------   -------  -------

Net income..............................................................  $14,290   $15,378  $10,969
                                                                          =======   =======  =======

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

                       Condensed Statements of Cash Flows
                             (Amounts in thousands)

                                                                             1999       1998      1997
Cash flows from operating activities:
  Net income.............................................................  $ 14,290   $15,378   $10,969
  Adjustments to reconcile net income to net cash provided by operating activities:
     (Equity in undistributed income) dividends in excess of income of
      subsidiaries.......................................................     2,535    (5,027)   (6,676)
     Gain on sale of bank subsidiary.....................................         -      (670)        -
     Depreciation........................................................       293       186        93
     Amortization........................................................       381       631       543
     Provision for loan losses...........................................      (300)        -         -
     (Increase) decrease in other assets.................................    (1,883)   (2,187)      550
     Increase (decrease) in other liabilities............................     3,436     1,287      (728)
                                                                           --------   -------   -------
       Net cash provided by operating activities.........................  $ 18,752   $ 9,598   $ 4,751
                                                                           --------   -------   -------

Cash flows from investing activities:
  Purchase of investment securities......................................    (1,035)   (1,188)        -
  Proceeds from sale of investment securities............................       687       665         -
  Purchase of premises and equipment.....................................    (1,531)     (762)     (270)
  Net decrease (increase) in loans.......................................     5,224    (6,540)        -
  Proceeds from sale of premises and equipment...........................        83       131         5
  Proceeds from sale of bank subsidiary..................................         -     6,100         -
                                                                           --------   -------   -------
       Net cash provided by (used in) investing activities...............     3,428    (1,594)     (265)
                                                                           --------   -------   -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............................         -     1,500         -
  Payments on long-term debt.............................................         -    (1,500)   (1,304)
  Proceeds from issuance of short-term borrowings........................         -         -     1,925
  Payments on short-term borrowings......................................         -    (1,500)     (425)
  Proceeds from issuance of common stock.................................       590       836       156
  Dividends paid.........................................................    (5,435)   (5,074)   (3,646)
  Purchase of treasury stock.............................................    (6,217)     (745)        -
                                                                           --------   -------   -------
       Net cash used in financing activities.............................   (11,062)    (6,483)   (3,294)
                                                                           --------   -------   -------

       Net increase in cash..............................................    11,118     1,521     1,192

Cash at beginning of year................................................     3,659     2,138       946
                                                                           --------   -------   -------

Cash at end of year......................................................  $ 14,777   $ 3,659   $ 2,138
                                                                           ========   =======   =======

Supplemental disclosures of cash paid during year for:
  Interest...............................................................  $      8   $    27   $   114
                                                                           ========   =======   =======
  Income taxes...........................................................  $  8,758   $ 7,184   $ 5,762
                                                                           ========   =======   =======

                    Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  The amount of dividends paid to the Company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiary banks for payment in 2000 without prior approval from the banking regulatory agencies, is approximately $7,939,800, subject to maintenance of required capital.

  As a result of these regulatory limitations, at December 31, 1999, approximately $94,828,200 of the Company's investment in net assets of subsidiary banks of $102,768,000 was restricted from transfer by subsidiary banks to the Company in the form of cash dividends.


Note 16.  Shareholders' Equity and Regulatory Matters

  The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company, on a consolidated basis, and the Company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

  As of December 31, 1999, the most recent notifications from The Federal Reserve Bank of Atlanta and the FDIC categorized the Company's subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and its subsidiaries must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 1999, which would affect the Company's or the subsidiaries' well-capitalized classification.

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

  The Company's actual capital amounts and ratios are presented below on a consolidated basis and for each significant subsidiary (in thousands):

                                                             To Be Well Capitalized
                                                For Capital       Under Prompt
                                                 Adequacy          Corrective
                                 Actual          Purposes      Action Provisions
                              Amount   Ratio  Amount   Ratio   Amount     Ratio
                             --------  -----  -------  ------  -------  ---------
                                           (Greater Than or Equal To)
 As of December 31, 1999:
  Total Capital (to Risk
   Weighted Assets):
     Consolidated..........  $136,271   14.7  $74,273    8.0%      N/A       N/A
     AmeriBank, N.A........    16,240   11.3   11,542    8.0%  $14,427      10.0%
     Bank of Dahlonega.....    13,474   13.6    7,928    8.0%    9,910      10.0%
     First South Bank, N.A.    17,939   11.8   12,191    8.0%   15,239      10.0%
     Georgia First Bank,
      N.A..................    18,186   10.3   14,063    8.0%   17,578      10.0%
  Tier 1 Capital (to Risk
   Weighted Assets):
     Consolidated..........  $124,626   13.4  $37,136    4.0%      N/A       N/A
     AmeriBank, N.A........    14,764   10.2    5,771    4.0%  $ 8,656       6.0%
     Bank of Dahlonega.....    12,231   12.3    3,964    4.0%    5,946       6.0%
     First South Bank, N.A.    16,086   10.6    6,096    4.0%    9,143       6.0%
     Georgia First Bank,
      N.A..................    15,986    9.1    7,031    4.0%   10,547       6.0%
  Tier 1 Capital (to
   Average Assets):
     Consolidated..........  $124,626    9.9  $50,262    4.0%      N/A       N/A
     AmeriBank, N.A........    14,764    7.7    7,673    4.0%  $ 9,591       5.0%
     Bank of Dahlonega.....    12,231    8.7    5,618    4.0%    7,022       5.0%
     First South Bank, N.A.    16,086    8.2    7,894    4.0%    9,868       5.0%
     Georgia First Bank,
      N.A..................    15,986    8.0    7,990    4.0%    9,987       5.0%

 As of December 31, 1998:
  Total Capital (to Risk
   Weighted Assets):
     Consolidated..........  $131,126   15.9  $65,831    8.0%      N/A       N/A
     AmeriBank, N.A........    15,314   14.5    8,474    8.0%  $10,593      10.0%
     Bank of Dahlonega.....    12,850   16.0    6,410    8.0%    8,012      10.0%
     First South Bank, N.A.    19,303   14.3   10,840    8.0%   13,550      10.0%
     First Bank of Polk
      County...............     9,866   15.5    5,108    8.0%    6,385      10.0%
     Georgia First Bank,
      N.A..................    12,747   12.6    8,088    8.0%   10,110      10.0%
  Tier 1 Capital (to Risk
   Weighted Assets):
     Consolidated..........  $120,570   14.7  $32,916    4.0%      N/A       N/A
     AmeriBank, N.A........    14,232   13.4    4,237    4.0%  $ 6,356       6.0%
     Bank of Dahlonega.....    11,844   14.8    3,205    4.0%    4,807       6.0%
     First South Bank, N.A.    17,608   13.0    5,420    4.0%    8,130       6.0%
     First Bank of Polk
      County...............     9,064   14.2    2,554    4.0%    3,831       6.0%
     Georgia First Bank,
      N.A..................    11,483   11.4    4,044    4.0%    6,066       6.0%
  Tier 1 Capital (to
   Average Assets)
     Consolidated..........  $120,570   10.5  $46,007    4.0%      N/A       N/A
     AmeriBank, N.A........    14,232    9.7    5,525    4.0%  $ 6,906       5.0%
     Bank of Dahlonega.....    11,844    9.5    4,877    4.0%    6,097       5.0%
     First South Bank, N.A.    17,608   10.4    6,656    4.0%    8,320       5.0%
     First Bank of Polk
      County...............     9,064   10.2    3,417    4.0%    4,271       5.0%
     Georgia First Bank,
      N.A..................    11,483    8.9    5,372    4.0%    6,714       5.0%

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Note 17.  Off-balance Sheet Derivative Financial Instruments

  Derivative financial instruments, such as interest rate swaps and purchased floors, are components of the Company's risk management profile. The Company uses interest rate swap contracts as hedges against volatility in the variable rate loan portfolio.

  The following summary presents information pertaining to the Company's interest rate swaps at December 31, 1999 (in thousands):


                                                   Net       Average     Weighted        Weighted
                                     Notional  Unrealized   Months to  Average Pay   Average Receive
                                      Amount   Gain (Loss)  Maturity     Rate (a)          Rate

Pay variable - Federal funds rate..   $10,000        ($41)         12         5.51%             5.76%
                                      -------        ----          --         ----              ----
  Total............................   $10,000        ($41)         12         5.51%             5.76%
                                      =======        ====          ==         ====              ====

(a) Weighted-average variable rates represent variable rates in effect at December 31, 1999.


  In addition, the Company has purchased interest rate floor contracts with aggregate notional amounts of $180,000,000 and with remaining maturities ranging from one to three years. Under the terms of these agreements, the Company will be reimbursed on a quarterly basis for decreases in the federal funds rate for any period during the agreement in which the federal funds rate falls below a specified strike rate. The strike rates on these agreements range from 4.5 to 5.0%. The carrying amount of premiums related to the purchase of these contracts amounted to $218,000, $235,000, and $219,000 at December 31, 1999,
1998, and 1997, respectively. Related premium amortization expense was approximately $134,000, $130,000, and $61,000 for 1999, 1998, and 1997,
respectively.

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

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)

                                                                Pretax   Tax (Expense)  Net of Tax
                                                                Amount      Benefit       Amount
     (Amounts in thousands)
     1999:
     Net unrealized holding losses on investment securities
      available for sale arising during the year.............  $(6,723)        $2,536      $(4,187)
     Reclassification adjustment for net gains realized in
      net income.............................................      474           (179)         295
                                                               -------         ------      -------
     Other comprehensive loss................................  $(7,197)        $2,715      $(4,482)
                                                               =======         ======      =======

     1998:
     Net unrealized holding gains on investment securities
      available for sale arising during the years............  $   815         $ (307)     $   508
     Reclassification adjustment for net gains realized in
      net income.............................................      393           (148)         245
                                                               -------         ------      -------
     Other comprehensive income..............................  $   422         $ (159)     $   263
                                                               =======         ======      =======

     1997:
     Net unrealized holding gains on investment securities
      available for sale arising during the year.............  $   849         $ (320)     $   529
     Reclassification adjustment for net gains realized in
      net income.............................................       24             (9)          15
                                                               -------         ------      -------
     Other comprehensive income..............................  $   825         $ (311)     $   514
                                                               =======         ======      =======

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


                                    PART III

  Certain information required by Part III is omitted from this Report pursuant to General Instruction G(3) of Form 10-K and is incorporated by reference from the Company's definitive Proxy Statement (the "Proxy Statement") to be filed no later than 120 days after the end of the fiscal year covered by this Report.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors and executive officers is set forth in the Proxy Statement under the headings "Election of Directors" and "Compliance with Section 16(a) of the Securities and Exchange Act of 1934", which information is incorporated herein by reference. The information concerning the Company's executive officers required by this Item is set forth in Part I, Item 1 under the heading "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

  The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.


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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions", which information is incorporated herein by reference.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  (1)  Financial Statements

  The following consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report, appear in Item 8.


                                                                                              Page Number
     Consolidated Financial Statements                                                         in Section

     Independent Auditors' Report............................................................         31

     Consolidated Balance Sheets as of December 31, 1999 and 1998............................         32

     Consolidated Statements of Income for the Years Ended December 31, 1999, 1998, and 1997.         33

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years
       Ended December 31, 1999, 1998, and 1997...............................................         34

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and
       1997..................................................................................         35

     Notes to Consolidated Financial Statements..............................................      36-58

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

     10.4 Employee Compensation Agreements. Incorporated by reference from Annual Report filed on Form 10-K for the fiscal year ended December 31, 1997.

     13.1 Quarterly Report to Shareholders for the quarter ended December 31, 1999 filed herewith.

     21.1       Subsidiaries of Century South Banks, Inc. consist of:

                Bank of Dahlonega - Dahlonega, Georgia
                The Bank of Ellijay - Ellijay, Georgia
                First Bank of Polk County - Copperhill, Tennessee
                Georgia First Bank, N.A. - Gainesville, Georgia
                Fannin County Bank, N.A. - Blue Ridge, Georgia
                First Community Bank of Dawsonville - Dawsonville, Georgia Peoples Bank - Lavonia, Georgia
                Bank of Danielsville - Danielsville, Georgia
                First South Bank, N.A. - Macon, Georgia
                AmeriBank, N.A. - Savannah, Georgia
                The Independent Bank of Oxford - Oxford, Alabama
                Haywood Savings Bank - Waynesville, North Carolina
                Lanier National Bank - Gainesville, Georgia

     23.1       Consent of KPMG LLP

     27.1 Financial Data Schedule as of and for the year ended December 31, 1999 (for SEC use only).
     27.2 Financial Data Schedule as of and for the year ended December 31, 1998 (for SEC use only).

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29thday of March, 2000.

                                     CENTURY SOUTH BANKS, INC.
                                     (Registrant)

                                     /s/       James A. Faulkner
                                     -------------------------------------------
                                     James A. Faulkner
                                     Vice Chairman and Director

                                     /s/       Joseph W. Evans
                                     -------------------------------------------
                                     Joseph W. Evans
                                     President, Chief Executive Officer, Chief
                                     Operating Officer, Chief Financial Officer,
                                     and Director

                                     /s/      Susan J. Anderson
                                     -------------------------------------------
                                     Susan J. Anderson
                                     Senior Vice President, Corporate Controller
                                     and Corporate Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                 Name                              Title                          Date

By:   /s/  William H. Anderson, II   Chairman of the Board and Director          March 29, 2000
      ----------------------------
           William H. Anderson, II

By:   /s/  James A.  Faulkner        Vice Chairman of the Board and
      ----------------------------   Director                                    March 29, 2000
           James A. Faulkner

By:   /s/  J. Russell Ivie           Vice Chairman of the Board and
      ----------------------------   Director                                    March 29, 2000
           J. Russell Ivie

By:  /s/  James R. Balkcom, Jr.      Director                                    March 29, 2000
     -----------------------------
          James R. Balkcom, Jr.

By:  /s/  William L. Chandler        Director                                    March 29, 2000
     -----------------------------
          William L. Chandler

By:  /s/  Joseph W. Evans            President, Chief Executive Officer, Chief
     -----------------------------   Operating Officer, Chief Financial Officer
          Joseph W. Evans            and Director                                March 29, 2000

By:  /s/  Thomas T. Folger, Jr.      Director                                    March 29, 2000
     -----------------------------
          Thomas T. Folger, Jr.

By:  /s/  Quill O. Healey            Director                                    March 29, 2000
     -----------------------------
          Quill O. Healey

By:  /s/  Frank C. Jones             Director                                    March 29, 2000
     -----------------------------
          Frank C. Jones

By:  /s/  John B. McKibbon, III      Director                                    March 29, 2000
     ------------------------------
          John B. McKibbon, III

By:  /s/  E. Paul Stringer           Director                                    March 29, 2000
     ------------------------------
          E. Paul Stringer