Form 10-Q
period 2000-03-31
CENTURY SOUTH BANKS INC
filed 2000-05-15
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the period ended March 31, 2000

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from                     to
                                   -------------------    --------------------

                       Commission File Number:  0-26254
                                                -------

                           Century South Banks, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Georgia                                                 58-1455591
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2325 Lakeview Parkway, Suite 450, Alpharetta, Georgia                 30004-1976
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                (678) 624-1366
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

60 Main Street West, P.O. Box 1000, Dahlonega, Georgia  30533
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

                               Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                                   OUTSTANDING AS OF May 5, 2000
--------------------------------------------------------------------------------
Common stock, $1.00 par value                               13,742,582

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

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                          March 31,             December 31,
                                                                                             2000                   1999
                                                                                        --------------------------------------
                                                                                                (amounts in thousands,
                                                                                                  except share data)
Assets
------
Cash and due from banks                                                                   $   49,953                 65,373
Federal funds sold                                                                             9,832                  9,080
Interest-earning deposits in other banks                                                       2,408                  2,776
Investment securities:
  Available for sale                                                                         238,560                199,877
  Held to maturity (fair value: March
    31, 2000 - $35,187 and December 31,
    1999 - $37,271)                                                                           35,544                 36,714

Loans, net of unearned income                                                              1,166,424              1,030,373
  Less allowance for loan losses                                                              17,023                 15,183
                                                                                          ----------              ---------
    Loans, net                                                                             1,149,401              1,015,190
                                                                                          ----------              ---------
Premises and equipment, net                                                                   33,998                 30,318
Goodwill and other intangibles, net                                                           10,691                  4,331
Other assets                                                                                  33,945                 29,743
                                                                                          ----------              ---------
      Total assets                                                                        $1,564,332              1,393,402
                                                                                          ==========              =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                                   $  163,706                164,807
    Interest-bearing deposits                                                              1,172,236              1,024,802
                                                                                          ----------              ---------
      Total deposits                                                                       1,335,942              1,189,609

  Federal funds purchased                                                                     15,507                 11,022
  Federal Home Loan Bank advances                                                             43,110                 41,491
  Long-term debt                                                                               4,530                     31
  Other short-term borrowings                                                                    522                      -
  Accrued expenses and other liabilities                                                      15,689                 15,164
                                                                                          ----------              ---------
      Total liabilities                                                                    1,415,300              1,257,317
                                                                                          ----------              ---------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 shares; issued 13,963,344
    and 13,033,856 shares at March 31, 2000
    and December 31, 1999, respectively; and
    outstanding 13,799,050 and 12,789,856
    shares at March 31, 2000 and December
    31, 1999, respectively                                                                    13,963                 13,562
  Additional paid-in capital                                                                  46,398                 40,672
  Retained earnings                                                                           96,850                 92,460
  Unearned compensation-restricted stock awards                                                 (648)                  (721)
  Common stock in treasury (164,294 shares at
    March 31, 2000 and 244,000 shares at
    December 31, 1999, respectively), at cost                                                 (3,850)                (6,014)
  Accumulated other comprehensive income (loss)                                               (3,681)                (3,874)
                                                                                          ----------              ---------
      Total shareholders' equity                                                             149,032                136,085
                                                                                          ----------              ---------
      Total liabilities and shareholders' equity                                          $1,564,332              1,393,402
                                                                                          ==========              =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                2000                 1999
                                                                                    ---------------------------------------------
                                                                                    (amounts in thousands, except per share data)
Interest income:
  Loans, including fees                                                                      $27,127                22,939
  Federal funds sold                                                                             299                   503
  Interest on deposits in other banks                                                             58                    55
  Investment securities:
    Taxable                                                                                    3,432                 1,888
    Nontaxable                                                                                   738                   793
                                                                                             -------                ------
      Total interest income                                                                   31,654                26,178
                                                                                             -------                ------

Interest expense:
  Deposits                                                                                    13,158                10,482
  Federal funds purchased                                                                        178                   114
  Federal Home Loan Bank advances                                                                638                   212
  Long-term debt and other borrowings                                                             40                     6
                                                                                             -------                ------
      Total interest expense                                                                  14,014                10,814
                                                                                             -------                ------

      Net interest income                                                                     17,640                15,364

Provision for loan losses                                                                        683                   547
                                                                                             -------                ------

      Net interest income after
        provision for loan losses                                                             16,957                14,817
                                                                                             -------                ------

Noninterest income:
  Service charges on deposit accounts                                                          1,596                 1,621
  Securities gains, net                                                                           81                   240
  Other operating income                                                                       1,652                 1,411
                                                                                             -------                ------
      Total noninterest income                                                                 3,329                 3,272
                                                                                             -------                ------

Noninterest expense:
  Salaries and employee benefits                                                               7,198                 6,734
  Net occupancy and equipment expense                                                          1,909                 1,705
  Other operating expenses                                                                     3,725                 3,464
                                                                                             -------                ------
      Total noninterest expense                                                               12,832                11,903
                                                                                             -------                ------

      Income before income taxes                                                               7,454                 6,186

Income tax expense                                                                             2,425                 2,116
                                                                                             -------                ------

      Net income                                                                             $ 5,029                 4,070
                                                                                             =======                ======

Net income per share:
  Basic                                                                                      $  0.37                  0.30
                                                                                             =======                ======
  Diluted                                                                                    $  0.37                  0.30
                                                                                             =======                ======

Cash dividends declared per share                                                            $  0.13                  0.12
                                                                                             =======                ======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                     Three months ended
                                                                                                         March 31,
                                                                                                       2000        1999
                                                                                                   -----------------------
                                                                                                    (amounts in thousands)

Net cash provided by operating activities                                                          $     665        5,719
                                                                                                   ---------     --------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                                      7,229        6,083
  Principal collections and maturities of investment securities:
      Available for sale                                                                              16,571       21,502
      Held to maturity                                                                                 1,329        1,986
  Proceeds from maturities of interest-earning deposits                                               30,112       23,737
  Purchases of investment securities held to maturity                                                   (150)      (1,546)
  Purchases of investment securities available for sale                                              (32,151)     (18,141)
  Investment in interest-earning deposits                                                            (29,264)     (21,925)
  Net increase in loans                                                                              (37,706)     (14,773)
  Proceeds from sales of real estate acquired through foreclosure                                        276          243
  Purchases of premises and equipment                                                                   (966)      (2,164)
  Proceeds from sale of premises and equipment                                                            25           13
  Payment for purchase of Haywood, net of cash acquired                                              (13,020)           -
                                                                                                   ---------     --------
      Net cash used in investing activities                                                          (57,715)      (4,985)
                                                                                                   ---------     --------

Cash flows from financing activities:
  Net increase in deposits                                                                            47,710       17,544
  Net increase in federal funds purchased                                                              4,485        5,710
  Net increase in other borrowings                                                                     4,696        1,472
  Proceeds from issuance of Federal Home Loan Bank advances                                              644            -
  Payments on long-term debt and Federal Home Loan
    Bank advances                                                                                    (10,026)      (2,026)
  Dividends paid to shareholders                                                                      (1,383)      (1,290)
  Purchase of treasury stock                                                                          (3,850)        (345)
  Proceeds from issuance of common stock                                                                 106           13
                                                                                                   ---------     --------
      Net cash provided by financing activities                                                       42,382       21,078
                                                                                                   ---------     --------

      Net (decrease) increase in cash and cash equivalents                                           (14,668)      21,812

Cash and cash equivalents at beginning of period                                                      74,453       95,388
                                                                                                   ---------     --------

Cash and cash equivalents at end of period                                                         $  59,785      117,200
                                                                                                   =========     ========

Supplemental disclosure of cash paid during the period for:
    Interest                                                                                       $  14,099       12,933
                                                                                                   =========     ========
    Income taxes                                                                                   $   1,307        2,505
                                                                                                   =========     ========

Supplemental schedule of noncash investing and financing
  activities:
    Real estate acquired through foreclosure                                                       $     458          342
                                                                                                   =========     ========
    Real estate sold and financed by the Company                                                   $     318          754
                                                                                                   =========     ========
    Treasury stock issued by the Company in merger                                                 $   6,014           98
                                                                                                   =========     ========
    Issuance of common stock for acquisition                                                       $  13,364            -
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

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) Basis of Presentation
    ---------------------

The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Parent Company") and its wholly owned subsidiaries, Century South Bank of Dahlonega ("BOD"), Century South Bank of Ellijay ("BOE"), Century South Bank of Polk County ("FBPC"), Century South Bank of Northeast Georgia, N.A.("GFB"), Century South Bank of Fannin County, N.A. ("FCB"), Century South Bank of Dawsonville ("FCBD"), Cenury South Bank of Lavonia ("PBL"), Century South Bank of Danielsville ("DAN"), Century South Bank of Central Georgia, N.A.("FSB"), Century South Bank of the Coastal Region, N.A. ("AMB"), Century South Bank of Alabama ("IBO") and Century South Bank of the Carolinas (collectively "the Company"). In connection with the single brand initiative, the names of the subsidiaries were changed effective May 8, 2000.

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

Total comprehensive income for the three months ended March 31, 2000 was $5,222,000 compared to $3,958,000 for the three months ended March 31, 1999.


(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On January 30, 2000, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on January 30, 2001. The line of credit accrues interest at the Prime Lending Rate minus one percent (1%), as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of March 31, 2000, $4,500,000 had been drawn on this line of credit.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. At March 31, 2000, the total advances under these lines approximated $43.1 million. During the first quarter of 2000, $10 million matured at one of the subsidiaries and advances of $13.9 million were obtained due to the recent acquisitions detailed below. These advances mature at various dates through June 2008. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

(4)  Recent acquisitions
     -------------------

On February 15, 2000, the Company completed a merger with Lanier Bankshares, Inc. ("LBI") and its subsidiary bank, Lanier National Bank, located in Gainesville, Georgia. The Company issued 1,766,021 shares of its common stock in exchange for all of the issued and outstanding shares of LBI. The acquisition was accounted for as a pooling of interests and, accordingly all financial information preceding the date of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's consolidated financial statements for the three months ended March 31, 2000 and March 31, 1999 have been restated for the merger with LBI as follows:

                                                                                             Three months ended
                                                                                                  March 31,
(Amounts in thousands)                                                                     2000               1999
--------------------------------------------------------------------------------------------------------------------

Interest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                                                $29,215             23,838
  Lanier Bankshares, Inc. and subsidiary                                                    2,439              2,340
                                                                                          -------             ------
      Total                                                                               $31,654             26,178
                                                                                          =======             ======

Net interest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                                                $16,335             14,118
  Lanier Bankshares, Inc. and subsidiary                                                    1,305              1,246
                                                                                          -------             ------
      Total                                                                               $17,640             15,364
                                                                                          =======             ======

Noninterest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                                                $ 3,093              3,097
  Lanier Bankshares, Inc. and subsidiary                                                      236                175
                                                                                          -------             ------
      Total                                                                               $ 3,329              3,272
                                                                                          =======             ======

Net income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                                                $ 4,426              3,617
  Lanier Bankshares, Inc. and subsidiary                                                      603                453
                                                                                          -------             ------
      Total                                                                               $ 5,029              4,070
                                                                                          =======             ======

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

Effective February 15, 2000, the Company acquired all of the issued and outstanding shares of Haywood Bancshares, Inc. ("Haywood"), a one-bank holding company in western North Carolina for a purchase price of approximately $26,854,000 which included 626,469 shares of the Company's common stock at $21.3321 per share, approximately $2,000 of cash in lieu of fractional shares, approximately $13,264,000 in cash and other acquisition costs of approximately $224,000. The acquisition was accounted for using the purchase method of accounting and, hence, the results of operations of Haywood have been included in the consolidated financial statements from the aforementioned effective date. The assets and liabilities of Haywood, including purchase accounting adjustments, as of the date of acquisition were as follows:

    Loans, net                                          $109,833,000
    Other earning assets                                  31,714,000
    Other assets                                           8,458,000
    Goodwill and other intangibles                         5,631,000
                                                        ------------
                                                         155,636,000

    Deposits                                             116,748,000
    Other liabilities                                     12,034,000
                                                        ------------

          Purchase price                                $ 26,854,000
                                                        ============

The following summarizes the unaudited pro forma consolidated results of operations assuming Haywood had been acquired in a purchase accounting transaction on January 1, 1999:

                                              Three months ended
                                           March 31,      March 31,
                                             2000           1999
                                           ---------      ---------
  Interest income                          $32,494,000    28,691,000
                                           ===========    ==========

  Net interest income                       18,024,000    16,499,000
                                           ===========    ==========

  Noninterest income                         3,356,000     3,407,000
                                           ===========    ==========

  Net income                                 5,117,000     4,300,000
                                           ===========    ==========

  Diluted net income per share based
    on weighted average outstanding
    shares of 13,875,075 and
    14,300,790 at March 31, 2000
    and March 31, 1999, respectively       $      0.37          0.30
                                           ===========    ==========

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

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at March 31, 2000, compared to December 31, 1999, and results of operations for the three month period ended March 31, 2000, compared to the three month period ended March 31, 1999. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

On February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, HSB. Also, on February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary, LNB.

                              FINANCIAL CONDITION
                              -------------------

During the first three months of 2000, total assets increased $170.9 million or approximately 12.3%, primarily due to the merger with Haywood Bancshares, Inc. which added approximately $159.0 million in assets. This merger was accounted for as a purchase. Exclusive of the Haywood merger, total assets increased $12.0 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at March 31, 2000 were as follows:

                                                                      Gross        Gross
                                                         Amortized  Unrealized  Unrealized   Estimated
(amounts in thousands)                                     cost       Gains       Losses     fair value
-------------------------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury and U.S.
     Government agencies                                  $133,313         119      (4,061)     129,371
   State, county and
     municipal securities                                   22,851         405        (366)      22,890
   Mortgage-backed securities                               17,501          60        (266)      17,295
   Other debt securities                                    63,953           3      (2,278)      61,678
   Equity securities                                         7,516           -        (190)       7,326
                                                       ------------------------------------------------
                                                          $245,134         587      (7,161)     238,560
                                                       ------------------------------------------------

 Held to maturity:
   U.S. Government agencies                               $  3,891           5        (152)       3,744
   State, county and
     municipal securities                                   29,234         248        (501)      28,981
   Mortgage-backed securities                                  462           5          (6)         461
   Other debt securities                                     1,957          44           -        2,001
                                                       ------------------------------------------------
                                                          $ 35,544         302        (659)      35,187
                                                       ------------------------------------------------

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are shown below:

                                                        March 31,    December 31,
                                                          2000          1999
                                                        ------------------------
                                                          (amounts in millions)
 Noninterest-bearing demand deposits                    $  163.7           164.8
 Interest-bearing demand deposits                          187.5           159.3
 Money market accounts                                     194.3           171.6
 Savings deposits                                           78.3            63.2
 Certificates of deposit and
   Individual retirement accounts
   of $100,000 or more                                     220.2           215.6
 Other individual retirement accounts                       61.3            56.2
 Other certificates of deposit                             430.6           358.9
                                                        --------         -------
                                                        $1,335.9         1,189.6
                                                        ========         =======

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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At March 31, 2000, the Company's cash and due from banks was $50.0 million, its federal funds sold were $9.8 million, its interest-earning deposits in other banks were $2.4 million, and its investment securities designated as available for sale were $238.6 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $83.8 million, in addition to credit, which is available in the form of Federal Home Loan Bank advances. Also, the Company has a secured revolving line of credit with a bank of $15,000,000 of which $10,500,000 was available at March 31, 2000.

During the first quarter of 2000, the Company acquired 164,294 shares of its common stock as treasury shares. For an approximate 3 month period ending on or about May 15, 2000, the Company has authorized the repurchase of up to 217,706 shares as share float permits.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 2000.

                                 0-90 days               91-365 days                 1-5 years               Over 5 years
                                  Current           Current     Cumulative     Current      Cumulative    Current    Cumulative
                               -----------------------------------------------------------------------------------------------
                                                                 (amounts in thousands)

Interest-sensitive assets        $ 440,324          237,256       677,580      531,464      1,209,044    243,724     1,452,768

Interest-sensitive
  liabilities                      668,215          338,427     1,006,642      193,996      1,200,638     35,267     1,235,905
                                 ---------         --------     ---------      -------      ---------    -------     ---------

Interest-sensitivity gap         $(227,891)        (101,171)     (329,062)     337,468          8,406    208,457       216,863
                                 =========         ========      ========      =======      =========    =======     =========
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities             0.66             0.70          0.67         2.74           1.01       6.91          1.18
                                 =========        =========      ========      =======      =========    =======     =========


The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At March 31, 2000, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purpose of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income. Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

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

Net interest income for the three months ended March 31, 2000 increased $2,276,000 or 14.81% over the same period of 1999. The average yield earned on interest-earning assets, on a tax equivalent basis, decreased to 9.11% for the three months ended March 31, 2000 from 9.15% for the three months ended March 31, 1999 and the average rate paid on interest-bearing liabilities increased to 4.76% for the three months ended March 31, 2000 from 4.57% for the three months ended March 31, 1999. The Company's interest rate differential decreased to 4.35% from 4.58% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 5.11% for the first three months of 2000 from 5.40% for the same period of 1999.

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

The allowance for loan losses approximated 1.46% of outstanding loans at March 31, 2000 as compared to 1.47% at December 31, 1999 and 1.54% at March 31, 1999. The allowance increased to $17,023,000 at March 31, 2000 from $15,183,000 at December 31, 1999 and $14,440,000 at March 31, 1999. The provision for loan losses increased to $683,000 for the three months ended March 31, 2000 from $547,000 for the three months ended March 31, 1999. Net loan charge offs for the three months ended March 31, 2000 were $221,000 as compared to $215,000 for the three months ended March 31, 1999. Net loans charged off as a percentage of average loans was 0.08% for the three months ended March 31, 2000 as compared to 0.09% for the three months ended March 31, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2000 and the year ended December 31, 1999.


                                   March 31,    December 31,
                                     2000          1999
                                   ------------------------

Allowance for loan losses at
 beginning of year                  $15,183        12,853

Loans charged off                       434         3,193

Recoveries on loans previously
 charged off                            213           798
                                    -------        ------

 Net loans charged off                  221         2,395

Allowances for loan losses of
 loans of subsidiary purchased        1,378             -

Provision for loan losses
 charged to income                      683         2,593
                                    -------        ------

Allowance for loan losses at
 end of period                      $17,023        15,183
                                    =======        ======


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through March 31, 2000. Underperforming loans include loans, which are past due with respect to principal or interest more than 90 days and still accruing interest. Nonperforming assets include nonperforming loans, underperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets.

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

The table below provides information concerning nonperforming loans, underperforming loans, nonperforming assets, and certain asset quality ratios at March 31, 2000 and December 31, 1999.

                                                                                   March 31,             December 31,
                                                                                     2000                   1999
                                                                        -----------------------------------------------------
                                                                        (amounts in thousands, except ratios and percentages)

Nonperforming loans                                                                 $6,144                  5,153

Other nonperforming assets                                                           2,636                  2,763

Underperforming loans                                                                  682                    700
                                                                                    ------                  -----
Nonperforming assets                                                                $9,462                  8,616
                                                                                    ======                  =====
Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                                                            0.53%                  0.50%
                                                                                    ======                  =====
  Nonperforming assets to total loans,
    net of unearned income,real estate
    acquired through foreclosure, and
    other repossessed assets                                                          0.81%                  0.83%
                                                                                    ======                  =====

  Allowance for loan losses to
    nonperforming loans                                                               2.77x                  2.95x
                                                                                    ======                  =====

  Underperforming loans to total loans,
    net of unearned income                                                            0.06%                  0.07%
                                                                                    ======                  =====



Noninterest Income
------------------

Noninterest income for the first quarter of 2000 increased $57,000 or 1.7% as compared to the same period of 1999. This increase was primarily due to an increase in discount brokerage fees of $125,000 and an increase in insurance commissions of $89,000 which are partially offset by a decrease in service charges on deposit accounts of $25,000 and a decrease in net securities gains of $159,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense
-------------------

Noninterest expense increased $929,000 for the first quarter of 2000 compared to the first quarter of 1999. Approximately $448,000 or 48% of this increase is represented by the noninterest expense of Haywood as such expenses have been included since the February 15, 2000 date of acquisition. Excluding the Haywood impact, salaries and benefits expense increased $216,000 or 3.2% in 2000 compared to 1999 and net occupancy and equipment expense increased $158,000 or 9.3% in the same period comparison. Normal compensation adjustments and growth of the Company have resulted in these increases. Telecommunications expenses have increased by approximately $92,000 in the first quarter of 2000 compared to the first quarter of 1999 as the Company has expanded its subsidiary bank network into Alabama and North Carolina. Merger-related expenses were recorded in both the first quarter of 2000 and the first quarter of 1999 associated with the acquisitions of Lanier and Independent. Such expenses aggregated approximately $________ in 2000 compared to $360,000 in 1999.

Income Tax Expense
------------------

The first quarter 2000 income tax expense was approximately $2,425,000, or an effective rate of 32.5%, as compared to $2,116,000 for the first quarter of 1999, or an effective rate of 34.2%.

Net Income
----------

The Company's first quarter 2000 net earnings were $0.37 per diluted share or $5,029,000 as compared to $0.30 per diluted share or $4,070,000 for the first quarter of 1999, representing an increase in net earnings of 23.6%. First quarter of 1999 included special charges of approximately $247,300, net of related taxes associated with the acquisition of Independent Bancorp, Inc.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the three months ended March 31, 2000 was 13.87% (annualized) as compared to 12.02% (annualized) for the three months ended March 31, 1999. The Company's return on average assets was 1.35% (annualized) and 1.31% (annualized) for the three month periods ended March 31, 2000 and 1999, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of March 31, 2000 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:


                                                                                        For
                                                                                      Capital
                                       Actual                                     Adequacy Purposes
                           ------------------------------------------------------------------------------------------------
                                Amount       Ratio                    Amount                            Ratio
                           ------------------------------------------------------------------------------------------------
As of March 31, 2000:
Total Capital (to Risk
 Weighted Assets):             $156,466      14.0%      greater than or equal to $89,304      greater than or equal to 8.0%
Tier 1 Capital (to Risk
 Weighted Assets):             $142,474      12.8%      greater than or equal to $44,652      greater than or equal to 4.0%
Tier 1 Capital (to
 Average Assets):              $142,474       9.5%      greater than or equal to $60,266      greater than or equal to 4.0%

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 9.72% and its ratio of shareholders' equity to assets of 9.53% at March 31, 2000.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Year 2000
---------

The Year 2000 issue refers generally to the data structure problem that prevents systems from properly recognizing dates after the year 1999. Even if the systems that process date-sensitive data are Year 2000 compliant, a Year 2000 problem may exist to the extent that the data that such systems process is not. In addition to evaluating the Year 2000 issues relative to its own systems, companies must also assess the ability of the third parties upon which they rely to function on January 1, 2000, and thereafter.

The Company appointed a Year 2000 committee with a full time Year 2000 coordinator to conduct a comprehensive review of its operational and financial systems to determine how the Year 2000 would impact operation of these systems. All plans were finalized, tested, and implemented before third quarter 1999. Cash reserves for the Year 2000 issue reached $11 million by December 31, 1999. With no significant cash withdrawals, all of these special Year 2000 cash reserves were eliminated by January 7, 2000.

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



                        ITEM 3 - MARKET RISK DISCLOSURE

The information called for concerning market risk of the Company is not included as there have not been any significant changes in the market rate table as shown in the Company's 1999 Annual Report filed on Form 10-K.


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 10.4.1 Amendment to Employment Agreement of James A.
                Faulkner
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1 Financial Data Schedule as of and for the three months ended March 31, 2000
              Exhibit 27.2 Financial Date Schedule as of and for the three months ended March 31, 1999

         (b) There were no reports filed on Form 8-K for the quarter ended March 31, 2000.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Century South Banks, Inc.


DATE: May 15, 2000                               By:   /s/ Joseph W. Evans
      ------------                                  ------------------------
                                                    Joseph W. Evans
                                                    President and Chief
                                                    Executive Officer


DATE: May 15, 2000                               By:   /s/ Stephen W. Doughty
      ------------                                  ---------------------------
                                                    Stephen W. Doughty
                                                    Chief Risk Management
                                                    Officer and Chief Financial
                                                    Officer

                                 EXHIBIT INDEX

 10.4.1       Amendment to Employment Agreement of James A. Faulkner

 11           Computation of Per Share Earnings

 20           Shareholders' Report

 27.1         Financial Data Schedule as of and for the three months ended
              March 31, 2000

 27.2         Financial Date Schedule as of and for the three months ended
              March 31, 1999