Form 10-Q
period 2000-06-30
CENTURY SOUTH BANKS INC
filed 2000-08-14
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 2000

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

                               Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                              OUTSTANDING AS OF August 11, 2000
--------------------------------------------------------------------------------

Common stock, $1.00 par value                             13,773,099

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

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       June 30,    December 31,
                                                         2000         1999
                                                    ---------------------------
                                                       (amounts in thousands,
                                                         except share data)
Assets
------
Cash and due from banks                             $   48,420       65,373
Federal funds sold                                       3,860        9,080
Interest-earning deposits in other banks                 3,267        2,776
Investment securities:
  Available for sale                                   263,029      199,877
  Held to maturity (fair value: June
    30, 2000 - $20,674 and December 31,
    1999 - $37,271)                                     20,462       36,714

Loans, net of unearned income                        1,196,905    1,030,373
  Less allowance for loan losses                        17,448       15,183
                                                    ----------    ---------
    Loans, net                                       1,179,457    1,015,190
                                                    ----------    ---------
Premises and equipment, net                             32,522       30,318
Goodwill and other intangibles, net                     10,590        4,331
Other assets                                            36,163       29,743
                                                    ----------    ---------
      Total assets                                  $1,597,770    1,393,402
                                                    ==========    =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits             $  168,261      164,807
    Interest-bearing deposits                        1,143,795    1,024,802
                                                    ----------    ---------
      Total deposits                                 1,312,056    1,189,609

  Federal funds purchased                               31,242       11,022
  Federal Home Loan Bank advances                       87,081       41,491
  Long-term debt                                            29           31
  Other short-term borrowings                              668            -
  Accrued expenses and other liabilities                16,780       15,164
                                                    ----------    ---------
      Total liabilities                              1,447,856    1,257,317
                                                    ----------    ---------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 shares; issued 14,041,411
    and 13,033,856 shares at June 30, 2000
    and December 31, 1999, respectively; and
    outstanding 13,773,099 and 12,789,856
    shares at June 30, 2000 and December
    31, 1999, respectively                              13,967       13,562
  Additional paid-in capital                            46,884       40,672
  Retained earnings                                    100,345       92,460
  Unearned compensation-restricted stock awards           (628)        (721)
  Common stock in treasury (268,312 shares at
    June 30, 2000 and 244,000 shares at
    December 31, 1999, respectively), at cost           (6,122)      (6,014)
  Accumulated other comprehensive income (loss)         (4,532)      (3,874)
                                                    ----------    ---------
      Total shareholders' equity                       149,914      136,085
                                                    ----------    ---------
      Total liabilities and shareholders' equity    $1,597,770    1,393,402
                                                    ==========    =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                       Three months ended               Six months ended
                                                            June 30,                        June 30,
                                                      2000            1999            2000            1999
                                             -------------------------------------------------------------
                                                               (amounts in thousands, except
                                                                      per share data)
Interest income:
  Loans, including fees                           $ 28,818          23,444          55,946          46,383
  Federal funds sold                                   193             459             492             963
  Interest on deposits in other banks                   80              83             138             137
  Investment securities:
    Taxable                                          3,775           2,360           7,206           4,248
    Nontaxable                                         671             796           1,409           1,589
                                                  --------         -------         -------         -------
      Total interest income                         33,537          27,142          65,191          53,320
                                                  --------         -------         -------         -------

Interest expense:
  Deposits                                          14,043          10,918          27,201          21,400
  Federal funds purchased                              321             130             499             244
  Federal Home Loan Bank advances                      906             213           1,549             425
  Long-term debt and other borrowings                   50               8              85              13
                                                  --------         -------         -------         -------
      Total interest expense                        15,320          11,269          29,334          22,082
                                                  --------         -------         -------         -------

      Net interest income                           18,217          15,873          35,857          31,238

Provision for loan losses                              662             722           1,345           1,269
                                                  --------         -------         -------         -------

      Net interest income after
        provision for loan losses                   17,555          15,151          34,512          29,969
                                                  --------         -------         -------         -------

Noninterest income:
  Service charges on deposit accounts                1,661           1,683           3,257           3,304
  Securities gains, net                                  -             199              81             440
  Other operating income                             1,868           1,466           3,520           2,876
                                                  --------         -------         -------         -------
      Total noninterest income                       3,529           3,348           6,858           6,620
                                                  --------         -------         -------         -------

Noninterest expense:
  Salaries and employee benefits                     7,758           6,691          14,956          13,425
  Net occupancy and equipment expense                1,620           1,768           3,529           3,473
  Other operating expenses                           3,915           3,327           7,640           6,791
                                                  --------         -------         -------         -------
      Total noninterest expense                     13,293          11,786          26,125          23,689
                                                  --------         -------         -------         -------

      Income before income taxes                     7,792           6,713          15,245          12,900

Income tax expense                                   2,595           2,161           5,020           4,278
                                                  --------         -------         -------         -------

      Net income                                  $  5,196           4,552          10,225           8,622
                                                  ========         =======         =======         =======

Net income per share:
  Basic                                              $0.38            0.34            0.75            0.64
                                                  ========         =======         =======         =======
  Diluted                                            $0.38            0.33            0.74            0.63
                                                  ========         =======         =======         =======

Cash dividends declared per share                 $0.13000         0.12000         0.26000         0.24000
                                                  ========         =======         =======         =======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                      Six months ended
                                                                                                          June 30,
                                                                                                      2000         1999
                                                                                                   ----------------------
                                                                                                   (amounts in thousands)

Net cash provided by operating activities                                                           $  5,573       10,363
                                                                                                    --------      -------

Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                                      7,229        7,663
  Principal collections and maturities of investment securities:
      Available for sale                                                                              21,323       31,537
      Held to maturity                                                                                 1,325        3,092
  Proceeds from maturities of interest-earning deposits                                               72,332       83,568
  Purchases of investment securities held to maturity                                                      -       (3,560)
  Purchases of investment securities available for sale                                              (47,482)     (72,495)
  Investment in interest-earning deposits                                                            (72,343)     (81,659)
  Net increase in loans                                                                              (66,506)     (44,609)
  Proceeds from sales of real estate acquired through foreclosure                                        413        1,268
  Purchases of premises and equipment                                                                 (2,248)      (2,897)
  Proceeds from sale of premises and equipment                                                         1,190           71
  Payment for purchase of Haywood, net of cash acquired                                              (12,805)           -
                                                                                                    --------      -------
      Net cash used in investing activities                                                          (97,572)     (78,021)
                                                                                                    --------      -------

Cash flows from financing activities:
  Net increase in deposits                                                                            23,825       46,323
  Net increase in federal funds purchased                                                             20,220       11,500
  Net increase in other borrowings                                                                     5,750        1,850
  Proceeds from issuance of Federal Home Loan Bank advances                                           44,644            -
  Payments on long-term debt,other borrowings and Federal
    Home Loan Bank advances                                                                          (15,464)      (3,932)
  Dividends paid to shareholders                                                                      (3,159)      (2,997)
  Purchase of treasury stock                                                                          (6,122)        (345)
  Proceeds from issuance of common stock                                                                 132          248
                                                                                                    --------      -------
      Net cash provided by financing activities                                                       69,826       52,647
                                                                                                    --------      -------

      Net decrease in cash and cash equivalents                                                      (22,173)     (15,011)

Cash and cash equivalents at beginning of period                                                      74,453       89,358
                                                                                                    --------      -------

Cash and cash equivalents at end of period                                                          $ 52,280       74,347
                                                                                                    ========      =======

Supplemental disclosure of cash paid during the period for:
    Interest                                                                                        $ 28,356       23,007
                                                                                                    ========      =======
    Income taxes                                                                                    $  2,063        3,441
                                                                                                    ========      =======

Supplemental schedule of noncash investing and financing
  Activities:
    Real estate acquired through foreclosure                                                        $    779        1,103
                                                                                                    ========      =======
    Real estate sold and financed by the Company                                                    $    499          167
                                                                                                    ========      =======
    Treasury stock issued by the Company in merger                                                  $  6,014           98
                                                                                                    ========      =======
    Issuance of common stock for acquisition                                                        $ 13,364            -
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

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  (1)  Basis of Presentation
       ---------------------

The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Parent Company") and its wholly owned subsidiaries, Century South Bank of Dahlonega, Century South Bank of Ellijay, Century South Bank of Polk County, Century South Bank of Northeast Georgia, N.A., Century South Bank of Fannin County, N.A., Century South Bank of Dawsonville, Cenury South Bank of Lavonia, Century South Bank of Danielsville, Century South Bank of Central Georgia, N.A., Century South Bank of the Coastal Region, N.A., Century South Bank of Alabama and Century South Bank of the Carolinas (collectively "the Company"). In connection with the single brand initiative, the names of the subsidiaries were changed effective May 8, 2000.

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

Total comprehensive income for the three months ended June 30, 2000 was $4,345,000 compared to $2,479,000 for the three months ended June 30, 1999. Total comprehensive income for the six months ended June 30, 2000 was $9,567,000 as compared to $5,985,000 for the six months ended June 30, 1999.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On May 31, 2000, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on May 31, 2002. The line of credit accrues interest at the Prime Lending Rate minus 1.5% on the LIBOR rate plus 1.25% at the Company's option, as defined in the agreement, and is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of June 30, 2000, there were no advances under this line of credit.

Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. At June 30, 2000, the total advances under these lines approximated $87.1 million. During the second quarter of 2000, advances of $44.0 million were obtained. These advances mature at various dates through June 2008. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

(4)  Recent acquisitions
     -------------------

On February 15, 2000, the Company completed a merger with Lanier Bankshares, Inc. ("LBI") and its subsidiary bank, Lanier National Bank, located in Gainesville, Georgia. The Company issued 1,766,021 shares of its common stock in exchange for all of the issued and outstanding shares of LBI. The acquisition was accounted for as a pooling of interests and, accordingly, all financial information preceding the date of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's consolidated financial statements for the three and six months ended June 30, 1999 have been restated for the merger with LBI as follows:

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                 Three months      Six months
                                                 ended June 30,  ended June 30,
(Amounts in thousands)                               1999             1999
-------------------------------------------------------------------------------

Interest income:
Century South Banks, Inc. exclusive
    of acquisition amounts                          $24,838          48,676
  Lanier Bankshares, Inc. and
    subsidiary                                        2,304           4,644
                                                    -------          ------
      Total                                         $27,142          53,320
                                                    =======          ======

Net interest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                          $14,611          28,730
  Lanier Bankshares, Inc. and
    subsidiary                                        1,262           2,508
                                                    -------          ------
      Total                                         $15,873          31,238
                                                    =======          ======

Noninterest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                          $ 3,159           6,255
  Lanier Bankshares, Inc. and
    subsidiary                                          189             365
                                                    -------          ------
      Total                                         $ 3,348           6,620
                                                    =======          ======

Net income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                          $ 4,079           7,697
  Lanier Bankshares, Inc. and
    subsidiary                                          473             925
                                                    -------          ------
      Total                                         $ 4,552           8,622
                                                    =======          ======


The previously separate operations of LBI for the January 1 through February 15, 2000 period are not material to the consolidated financial statements of the Company for the six months ended June 30, 2000.

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
                                      ============

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

The following summarizes the unaudited pro forma consolidated results of operations assuming Haywood had been acquired in a purchase accounting transaction on January 1, 1999:

                                                Six months ended
                                               June 30,    June 30,
                                                 2000       1999
                                             -----------------------

Interest income                              $66,871,000  58,346,000
                                             ===========  ==========

Net interest income                           36,625,000  33,508,000
                                             ===========  ==========

Noninterest income                             6,912,000   6,890,000
                                             ===========  ==========

Net income                                    10,401,000   9,082,000
                                             ===========  ==========

Diluted net income per share based
 on weighted average outstanding
 shares of 13,918,072 and 14,247,724
 for the six months ended June 30,
 2000 and 1999, respectively                 $      0.74        0.63
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

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

The following is a discussion of the Company's financial condition at June 30, 2000, compared to December 31, 1999, and results of operations for the three and six month periods ended June 30, 2000, compared to the three and six month periods ended June 30, 1999. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

On February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, Haywood Savings Bank. Also, on February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary, Lanier National Bank.

                              FINANCIAL CONDITION
                              -------------------

During the first six months of 2000, total assets increased $204.4 million or approximately 14.7%, primarily due to the merger with Haywood Bancshares, Inc. which added approximately $159.0 million in assets. This merger was accounted for as a purchase. Exclusive of the Haywood merger, total assets increased $45.4 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at June 30, 2000 were as follows:


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
     Government agencies                          $143,287         135      (4,429)     138,993
   State, county and
     municipal securities                           33,169         418        (665)      32,922
   Mortgage-backed securities                       16,779          38        (317)      16,500
   Other debt securities                            67,672          37      (2,279)      65,430
   Equity securities                                 9,335           -        (151)       9,184
                                               ------------------------------------------------
                                                  $270,242         628      (7,841)     263,029
                                               ------------------------------------------------

 Held to maturity:
   U.S. Government agencies                       $    345           3           -          348
   State, county and
     municipal securities                           17,884         222         (75)      18,031
   Mortgage-backed securities                          274           2          (2)         274
   Other debt securities                             1,959          62           -        2,021
                                               ------------------------------------------------
                                                  $ 20,462         289         (77)      20,674
                                               ------------------------------------------------

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are shown below:

                                                                                             (amounts in millions)
                                                                                            June 30,    December 31,
                                                                                              2000         1999
                                                                                          --------------------------
 Noninterest-bearing demand deposits                                                        $  168.3           164.8
 Interest-bearing demand deposits                                                              176.1           159.3
 Money market accounts                                                                         205.8           171.6
 Savings deposits                                                                               75.2            63.2
 Certificates of deposit and
   Individual retirement accounts
   Of $100,000 or more                                                                         204.6           215.6
 Other individual retirement accounts                                                           59.9            56.2
 Other certificates of deposit                                                                 422.2           358.9
                                                                                            --------         -------
                                                                                            $1,312.1         1,189.6
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At June 30, 2000, the Company's cash and due from banks was $48.4 million, its federal funds sold were $3.9 million, its interest-earning deposits in other banks were $3.3 million, and its investment securities designated as available for sale were $263.0 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $83.8 million, in addition to credit, which is available in the form of Federal Home Loan Bank advances. Also, the Company has a secured revolving line of credit with a bank of $15,000,000 of which $15,000,000 was available at June 30, 2000.

During the first quarter of 2000, the Company acquired 164,294 shares of its common stock as treasury shares. During the second quarter of 2000, the Company acquired 104,018 shares of its common stock as treasury shares.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of June 30, 2000.

                                 0-90 days          91-365 days             1-5 years              Over 5 years
                                  Current       Current  Cumulative   Current    Cumulative   Current   Cumulative
                               --------------------------------------------------------------------------------------
                                                                  (amounts in thousands)
Interest-sensitive assets        $ 443,629       260,861     704,490    547,554   1,252,044    235,479   1,487,523

Interest-sensitive
  liabilities                      690,484       387,201   1,077,685    160,638   1,238,323     24,492   1,262,815
                                 ---------     ---------   ---------    -------   ---------    -------   ---------

Interest-sensitivity gap         $(246,855)     (126,340)   (373,195)   386,916      13,721    210,987     224,708
                                 =========     =========   =========    =======   =========    =======   =========
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities             0.64          0.67        0.65       3.41        1.01       9.61        1.18
                                 =========      ========    =========    =======   ========     =======   ========

The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At June 30, 2000, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purpose of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income. Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

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

Net interest income for the three months ended June 30, 2000 increased $2,344,000 or 14.77% over the same period of 1999. For the six months ended June 30, 2000, net interest income was $35,857,000 representing an increase of $4,619,000 or 14.79% as compared to the six months ended June 30, 1999. The average yield earned on interest-earning assets, on a tax equivalent basis, increased to 9.18% for the six months ended June 30, 2000 from 9.11% for the six months ended June 30, 1999 and the average rate paid on interest-bearing liabilities increased to 4.86% for the six months ended June 30, 2000 from 4.54% for the six months ended June 30, 1999. The Company's interest rate differential decreased to 4.32% from 4.57% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 5.08% for the first six months of 2000 from 5.37% for the same period of 1999.

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

The allowance for loan losses approximated 1.46% of outstanding loans at June 30, 2000 as compared to 1.47% at December 31, 1999 and 1.51% at June 30, 1999.
The allowance increased to $17,448,000 at June 30, 2000 from $15,183,000 at December 31, 1999 and $14,598,000 at June 30, 1999. The provision for loan losses increased to $1,345,000 for the six months ended June 30, 2000 from $1,269,000 for the six months ended June 30, 1999. Net loan charge offs for the six months ended June 30, 2000 were $458,000 as compared to $779,000 for the six months ended June 30, 1999. Net loans charged off as a percentage of average loans was 0.08% for the six months ended June 30, 2000 as compared to 0.16% for the six months ended June 30, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The table below summarizes the changes in the allowance for loan losses for the six months ended June 30, 2000 and the year ended December 31, 1999.

                                Six months ended        Year ended
                                  June 30, 2000      December 31, 1999
                               ---------------------------------------
Allowance for loan losses at
  beginning of year                     $15,183             12,853

Loans charged off                           947              3,193

Recoveries on loans previously
  charged off                               489                798
                                        -------             ------

  Net loans charged off                     458              2,395

Allowances for loan losses of
  loans of subsidiary purchased           1,378                  -

Provision for loan losses
  charged to income                       1,345              2,593
                                        -------             ------

Allowance for loan losses at
  end of period                         $17,448             15,183
                                        =======             ======


Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through June 30, 2000. Underperforming loans include loans, which are past due with respect to principal or interest more than 90 days and still accruing interest. Nonperforming assets include nonperforming loans, underperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets.

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

The table below provides information concerning nonperforming loans, underperforming loans, nonperforming assets, and certain asset quality ratios at June 30, 2000 and December 31, 1999.

                                                                                  June 30,               December 31,
                                                                                    2000                    1999
                                                                   -----------------------------------------------------
                                                                   (amounts in thousands, except ratios and percentages)
Nonperforming loans                                                                 $5,370                  5,153

Other nonperforming assets                                                           2,053                  2,763

Underperforming loans                                                                  996                    700
                                                                                    ------                  -----

Nonperforming assets                                                                $8,419                  8,616
                                                                                    ======                  =====

Asset Quality Ratios:
  Nonperforming loans to total loans,
    Net of unearned income                                                            0.45%                  0.50%
                                                                                    ======                  =====

  Nonperforming assets to total loans,
    Net of unearned income,real estate
    Acquired through foreclosure, and
    Other repossessed assets                                                          0.70%                  0.83%
                                                                                    ======                  =====

  Allowance for loan losses to
    Nonperforming loans                                                               3.25x                  2.95x
                                                                                    ======                  =====

  Underperforming loans to total loans,
    Net of unearned income                                                            0.08%                  0.07%
                                                                                    ======                  =====


Noninterest Income
------------------

Noninterest income for the second quarter of 2000 increased $181,000 or 5.4% as compared to the same period of 1999. This increase was primarily due to the acquisition of Haywood which added $160,000 in noninterest income for the quarter. Other increases included an increase in brokerage fees of $77,000, an increase in mortgage related commissions of $60,000, insurance commissions of $35,000, and debit card income of $33,000 which are partially offset by a decrease in service charges on deposit accounts of $22,000 and a decrease in net securities gains of $199,000. For the six months ended June 30, 2000, noninterest income increased $238,000 or 3.6%. This increase was also primarily due to the acquisition of Haywood which added $254,000 in noninterest income for the first six months of 2000. Other increases included an increase in brokerage fees of $202,000, an increase in mortgage related commissions of $114,000, and an increase in insurance commissions of $125,000 which are partially offset by a decrease in service charges on deposit accounts of $47,000 and a decrease in net securities gains of $359,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


Noninterest Expense
-------------------

Noninterest expense increased $1,507,000 for the second quarter of 2000 compared to the second quarter of 1999. Approximately $760,000 or 50.4% of this increase is represented by the noninterest expense of Haywood as such expenses have been included since the February 15, 2000 date of acquisition. Excluding the Haywood impact, salaries and benefits expense increased $370,000 in 2000 compared to 1999. For the six months ended June 30, 2000, noninterest expense increased $2,436,000 or 10.3% as compared to the same period in 1999. This increase was also impacted by the acquisition of Haywood with an increase of $1,208,000 or 49.6% in noninterest expense. Excluding the Haywood impact, salaries and benefits expense increased $834,000 in 2000 compared to 1999.
Telecommunications expenses have increased by approximately $137,000 in the first six months of 2000 compared to the first six months of 1999 as the Company has expanded its subsidiary bank network into Alabama and North Carolina.

Income Tax Expense
------------------

The second quarter 2000 income tax expense was approximately $2,595,000, or an effective rate of 33.3%, as compared to $2,161,000 for the second quarter of 1999, or an effective rate of 32.2%. During the first six months of 2000 income tax expense was approximately $5,020,000, or an effective rate of 32.9%, as compared to approximately $4,278,000 for the first six months of 1999, or an effective rate of 33.2%.

Net Income
----------

The Company's second quarter 2000 net earnings were $0.38 per diluted share or $5,196,000 as compared to $0.33 per diluted share or $4,552,000 for the second quarter of 1999, representing an increase in net earnings per share of 15.2%. Net earnings for the first six months of 2000 were $0.74 per diluted share or $10,225,000 as compared to $0.63 per diluted share or $8,622,000 for the first six months of 1999.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the six months ended June 30, 2000 was 13.96% (annualized) as compared to 12.52% (annualized) for the six months ended June 30, 1999. The Company's return on average assets was 1.34% (annualized) and 1.35% (annualized) for the six month periods ended June 30, 2000 and 1999, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of June 30, 2000 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:

                                                                                               For
                                                                                             Capital
                                                       Actual                           Adequacy Purposes
                                               ----------------------------------------------------------------
                                                  Amount    Ratio                 Amount                 Ratio
                                               ----------------------------------------------------------------
As of June 30, 2000:
Total Capital (to Risk Weighted Assets):       $158,410    14.1%  equal to or    $90,161   equal to or    8.0%
                                                                  greater than             greater than
Tier 1 Capital (to Risk Weighted Assets):      $144,281    12.8%  equal to or    $45,080   equal to or    4.0%
                                                                  greater than             greater than
Tier 1 Capital (to Average Assets):            $144,281     9.1%  equal to or    $63,126   equal to or   4.0%
                                                                  greater than             greater than

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 9.60% and its ratio of shareholders' equity to assets of 9.38% at June 30, 2000.

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


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1 Financial Data Schedule as of and for the six
                months ended June 30, 2000
              Exhibit 27.2 Financial Date Schedule as of and for the six
                months ended June 30, 1999

         (b) There were no reports filed on Form 8-K for the quarter ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Century South Banks, Inc.


DATE: August 14, 2000        By:  /s/ Joseph W. Evans
      ---------------             ---------------------
                                  Joseph W. Evans
                                  President and Chief
                                  Executive Officer


DATE: August 14, 2000        By:  /s/ Stephen W. Doughty
      ---------------             ------------------------
                                  Stephen W. Doughty
                                  Chief Risk Management
                                  Officer and Chief Financial
                                  Officer