Form 10-Q
period 2000-09-30
CENTURY SOUTH BANKS INC
filed 2000-11-14
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended September 30, 2000
                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ______________________

Commission File Number: 0-26254
                        -------

                           Century South Banks, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                             58-1455591
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

2325 Lakeview Parkway, Suite 450, Alpharetta, Georgia               30004-1976
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                (678) 624-1366
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

                                              Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                           OUTSTANDING AS OF NOVEMBER 11, 2000
-------------------------------------------------------------------------------

Common stock, $1.00 par value                          13,715,727

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

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                                 (Unaudited)

                                                                                         September 30,            December 31,
                                                                                              2000                   1999
                                                                                 -------------------------------------------------
                                                                                               (amounts in thousands,
                                                                                                 except share data)
Assets
------
Cash and due from banks                                                                   $   47,736                 65,373
Federal funds sold                                                                             2,870                  9,080
Interest-earning deposits in other banks                                                       3,120                  2,776
Investment securities:
  Available for sale                                                                         261,622                199,877
  Held to maturity (fair value: September
    30, 2000 - $20,021 and December 31,
    1999 - $37,271)                                                                           19,670                 36,714

Loans, net of unearned income                                                              1,217,184              1,030,373
  Less allowance for loan losses                                                              17,590                 15,183
                                                                                          ----------              ---------
    Loans, net                                                                             1,199,594              1,015,190
                                                                                          ----------              ---------
Premises and equipment, net                                                                   32,458                 30,318
Goodwill and other intangibles, net                                                           10,385                  4,331
Other assets                                                                                  37,042                 29,743
                                                                                          ----------              ---------
      Total assets                                                                        $1,614,497              1,393,402
                                                                                          ==========              =========

Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                                   $  159,248                164,807
    Interest-bearing deposits                                                              1,150,774              1,024,802
                                                                                          ----------              ---------
      Total deposits                                                                       1,310,022              1,189,609

  Federal funds purchased                                                                     19,846                 11,022
  Federal Home Loan Bank advances                                                            108,050                 41,491
  Long-term debt                                                                                  27                     31
  Other short-term borrowings                                                                    879                      -
  Accrued expenses and other liabilities                                                      19,639                 15,164
                                                                                          ----------              ---------
      Total liabilities                                                                    1,458,463              1,257,317
                                                                                          ----------              ---------

Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 shares; issued 14,038,861
    and 13,562,051 shares at September 30, 2000
    and December 31, 1999, respectively; and
    outstanding 13,730,727 and 13,318,051
    shares at September 30, 2000 and December
    31, 1999, respectively                                                                    14,039                 13,562
  Additional paid-in capital                                                                  48,191                 40,530
  Retained earnings                                                                          103,828                 92,460
  Unearned compensation-restricted stock awards                                                 (530)                  (721)
  Common stock in treasury (308,134 shares at
    September 30, 2000 and 244,000 shares at
    December 31, 1999), at cost                                                               (6,898)                (5,872)
  Accumulated other comprehensive income (loss)                                               (2,596)                (3,874)
                                                                                          ----------              ---------
      Total shareholders' equity                                                             156,034                136,085
                                                                                          ----------              ---------
      Total liabilities and shareholders' equity                                          $1,614,497              1,393,402
                                                                                          ==========              =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                   Three months ended                Nine months ended
                                                                      September 30,                    September 30,

                                                                       2000            1999            2000            1999
                                                          -------------------------------------------------------------------
                                                                              (amounts in thousands, except
                                                                                     per share data)
Interest income:
  Loans, including fees                                               $30,593          24,083          86,539          70,466
  Federal funds sold                                                       93             345             585           1,319
  Interest on deposits in other banks                                     125              26             263             164
  Investment securities:
    Taxable                                                             3,889           2,636          11,095           6,872
    Nontaxable                                                            655             750           2,064           2,339
                                                                      -------          ------         -------          ------
      Total interest income                                            35,355          27,840         100,546          81,160
                                                                      -------          ------         -------          ------
Interest expense:
  Deposits                                                             14,552          11,022          41,753          32,423
  Federal funds purchased                                                 463             147             962             391
  Federal Home Loan Bank advances                                       1,696             388           3,245             814
  Long-term debt and other borrowings                                       3               4              88              16
                                                                      -------          ------         -------          ------
      Total interest expense                                           16,714          11,561          46,048          33,644
                                                                      -------          ------         -------          ------

      Net interest income                                              18,641          16,279          54,498          47,516

Provision for loan losses                                                 653             594           1,998           1,863
                                                                      -------          ------         -------          ------
      Net interest income after
        provision for loan losses                                      17,988          15,685          52,500          45,653
                                                                      -------          ------         -------          ------
Noninterest income:
  Service charges on deposit accounts                                   2,324           1,668           5,581           4,972
  Securities gains, net                                                     4              32              85             472
  Other operating income                                                1,858           1,456           5,378           4,332
                                                                      -------          ------         -------          ------
      Total noninterest income                                          4,186           3,156          11,044           9,776
                                                                      -------          ------         -------          ------
Noninterest expense:
  Salaries and employee benefits                                        8,071           6,946          23,027          20,372
  Net occupancy and equipment expense                                   1,808           1,816           5,337           5,289
  Other operating expenses                                              4,413           3,300          12,053          10,090
                                                                      -------          ------         -------          ------
      Total noninterest expense                                        14,292          12,062          40,417          35,751
                                                                      -------          ------         -------          ------

      Income before income taxes                                        7,882           6,779          23,127          19,678

Income tax expense                                                      2,609           2,203           7,629           6,480
                                                                      -------          ------         -------          ------

      Net income                                                      $ 5,273           4,576          15,498          13,198
                                                                      =======          ======         =======          ======
Net income per share:
  Basic                                                               $  0.38            0.34            1.13            0.98
                                                                      =======          ======         =======          ======
  Diluted                                                             $  0.38            0.34            1.12            0.97
                                                                      =======          ======         =======          ======

Cash dividends declared per share                                     $  0.13            0.12            0.39            0.36
                                                                      =======          ======         =======          ======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                     Nine months ended
                                                                                                       September 30,
                                                                                                     2000          1999
                                                                                                 -------------------------
                                                                                                  (amounts in thousands)

Net cash provided by operating activities                                                          $  13,440       16,056
                                                                                                   ---------     --------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                                      7,233        8,416
  Principal collections and maturities of investment securities:
      Available for sale                                                                              26,784       40,252
      Held to maturity                                                                                 2,122        5,124
  Proceeds from maturities of interest-earning deposits                                              135,740      151,487
  Purchases of investment securities held to maturity                                                      -       (4,193)
  Purchases of investment securities available for sale                                              (48,211)     (83,852)
  Investment in interest-earning deposits                                                           (135,604)    (148,962)
  Net increase in loans                                                                              (88,179)     (80,012)
  Proceeds from sales of real estate acquired through foreclosure                                      1,063        2,247
  Purchases of premises and equipment                                                                 (3,130)      (3,837)
  Proceeds from sale of premises and equipment                                                         1,209          165
  Payment for purchase of Haywood, net of cash acquired                                              (12,805)           -
                                                                                                   ---------     --------
      Net cash used in investing activities                                                         (113,778)    (113,165)
                                                                                                   ---------     --------
Cash flows from financing activities:
  Net increase in deposits                                                                            21,791       41,182
  Net increase in federal funds purchased                                                              8,824       10,895
  Increase in notes receivable                                                                         1,449            -
  Net increase in other borrowings                                                                     7,080          200
  Proceeds from issuance of Federal Home Loan Bank advances                                           70,644       25,000
  Payments on long-term debt,other borrowings and Federal
    Home Loan Bank advances                                                                          (21,616)      (2,140)
  Dividends paid to shareholders                                                                      (4,915)      (4,407)
  Purchase of treasury stock                                                                          (6,898)        (345)
  Proceeds from issuance of common stock                                                                 132          388
                                                                                                   ---------     --------
      Net cash provided by financing activities                                                       76,491       70,773
                                                                                                   ---------     --------

      Net decrease in cash and cash equivalents                                                      (23,847)     (26,336)

Cash and cash equivalents at beginning of period                                                      74,453       89,358
                                                                                                   ---------     --------

Cash and cash equivalents at end of period                                                         $  50,606       63,022
                                                                                                   =========     ========

Supplemental disclosure of cash paid during the period for:
    Interest                                                                                       $  44,266       34,245
                                                                                                   =========     ========
    Income taxes                                                                                   $   3,731        6,700
                                                                                                   =========     ========

Supplemental schedule of noncash investing and financing
  Activities:
    Real estate acquired through foreclosure                                                       $   2,112        1,176
                                                                                                   =========     ========
    Real estate sold and financed by the Company                                                   $     949          213
                                                                                                   =========     ========
    Treasury stock issued by the Company in merger                                                 $   6,014           98
                                                                                                   =========     ========
    Issuance of common stock for acquisition                                                       $  13,364            -
                                                                                                   =========     ========
    Securities transferred from held to maturity to
      available for sale                                                                           $  14,768            -
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

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Basis of Presentation
     ---------------------

The unaudited consolidated financial statements include the accounts of Century South Banks, Inc. ("the Parent Company") and its wholly owned subsidiaries, Century South Bank of Dahlonega, Century South Bank of Ellijay, Century South Bank of Polk County, Century South Bank of Northeast Georgia, N.A., Century South Bank of Fannin County, N.A., Century South Bank of Dawsonville, Century South Bank of Lavonia, Century South Bank of Danielsville, Century South Bank of Central Georgia, N.A., Century South Bank of the Coastal Region, N.A., Century South Bank of Alabama and Century South Bank of the Carolinas (collectively "the Company"). In connection with the single brand initiative, the names of the subsidiaries were changed effective May 8, 2000.

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

Total comprehensive income for the three months ended September 30, 2000 was $7,209,000 compared to $3,977,000 for the three months ended September 30, 1999. Total comprehensive income for the nine months ended September 30, 2000 was $16,776,000 as compared to $9,962,000 for the nine months ended September 30, 1999.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On May 31, 2000, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on May 31, 2002. The line of credit accrues interest at the Prime Lending Rate minus 1.5% on the LIBOR rate plus 1.25% at the Company's option, as defined in the agreement, and such interest is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of September 30, 2000, there were no advances under this line of credit.

Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. At September 30, 2000, the total advances under these lines approximated $108.1 million. During the third quarter of 2000, $5.0 million matured and advances of $26.0 million were obtained. These advances mature at various dates through June 2008. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

(4)  Recent acquisitions
     -------------------

On February 15, 2000, the Company completed a merger with Lanier Bankshares, Inc. ("LBI") and its subsidiary bank, Lanier National Bank, located in Gainesville, Georgia. The Company issued 1,766,021 shares of its common stock in exchange for all of the issued and outstanding shares of LBI. The acquisition was accounted for as a pooling of interests and, accordingly, all financial information preceding the date of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's consolidated financial statements for the three and nine months ended September 30, 1999 have been restated for the merger with LBI as follows:

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

                                                               Three months           Nine months
                                                            ended September 30,   ended September 30,
(Amounts in thousands)                                              1999                 1999
------------------------------------------------------------------------------------------------------
Interest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                          $25,429              74,105
  Lanier Bankshares, Inc. and
    subsidiary                                                        2,411               7,055
                                                                    -------              ------
      Total                                                         $27,840              81,160
                                                                    =======              ======

Net interest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                          $14,959              43,687
  Lanier Bankshares, Inc. and
    subsidiary                                                        1,320               3,829
                                                                    -------              ------
      Total                                                         $16,279              47,516
                                                                    =======              ======
Noninterest income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                          $ 2,981               9,251
  Lanier Bankshares, Inc. and
    subsidiary                                                          175                 525
                                                                    -------              ------
      Total                                                         $ 3,156               9,776
                                                                    =======              ======
Net income:
  Century South Banks, Inc. exclusive
    of acquisition amounts                                          $ 4,100              11,797
  Lanier Bankshares, Inc. and
    subsidiary                                                          476               1,401
                                                                    -------              ------
      Total                                                         $ 4,576              13,198
                                                                    =======              ======

The previously separate operations of LBI for the January 1 through February 15, 2000 period are not material to the consolidated financial statements of the Company for the nine months ended September 30, 2000.

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
                                      ============


                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

The following summarizes the unaudited pro forma consolidated results of operations assuming Haywood had been acquired in a purchase accounting transaction on January 1, 1999:

                                                    Nine months ended
                                             September 30,    September 30,
                                                    2000            1999
                                                ------------     ----------

Interest income                                 $101,386,000     88,699,000
                                                ============     ==========

Net interest income                               55,650,000     50,921,000
                                                ============     ==========

Noninterest income                                11,125,000     10,181,000
                                                ============     ==========

Net income                                        15,762,000     13,888,000
                                                ============     ==========

Diluted net income per share based
  on weighted average outstanding
  shares of 13,899,664 and 14,246,531
  for the nine months ended September
  30, 2000 and 1999, respectively               $       1.13           0.97
                                                ============     ==========


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

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------
The following is a discussion of the Company's financial condition at September 30, 2000, compared to December 31, 1999, and results of operations for the three and nine month periods ended September 30, 2000, compared to the three and nine month periods ended September 30, 1999. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

On February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, Haywood Savings Bank. Also, on February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary, Lanier National Bank.

                              FINANCIAL CONDITION
                              -------------------
During the first nine months of 2000, total assets increased $221.1 million or approximately 15.9%, primarily due to the merger with Haywood Bancshares, Inc. which added approximately $155.6 million in assets. This merger was accounted for as a purchase. Exclusive of the Haywood merger, total assets increased $65.5 million.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at September 30, 2000 were as follows:

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
     Government agencies                                  $143,214         561      (3,018)     140,757
   State, county and
     municipal securities                                   32,849         531        (362)      33,018
   Mortgage-backed securities                               15,475         134        (183)      15,426
   Other debt securities                                    64,376         113      (1,716)      62,773
   Equity securities                                         9,814           -        (166)       9,648
                                                       ------------------------------------------------
                                                          $265,728       1,339      (5,445)     261,622
                                                       ------------------------------------------------

 Held to maturity:
   U.S. Government agencies                               $    349           -           -          349
   State, county and
     municipal securities                                   17,108         290         (10)      17,388
   Mortgage-backed securities                                  252           3          (2)         253
   Other debt securities                                     1,961          70           -        2,031
                                                       ------------------------------------------------
                                                          $ 19,670         363         (12)      20,021
                                                       ------------------------------------------------

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are shown below: (amounts in millions)

                                                                                            September 30,    December 31,
                                                                                                 2000            1999
                                                                                          ---------------  --------------
 Noninterest-bearing demand deposits                                                         $  159.2           164.8
 Interest-bearing demand deposits                                                               175.1           159.3
 Money market accounts                                                                          198.4           171.6
 Savings deposits                                                                                76.5            63.2
 Certificates of deposit and
   Individual retirement accounts
   of $100,000 or more                                                                          235.6           215.6
 Other individual retirement accounts                                                            59.2            56.2
 Other certificates of deposit                                                                  406.0           358.9
                                                                                             --------         -------
                                                                                             $1,310.0         1,189.6
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At September 30, 2000, the Company's cash and due from banks was $47.7 million, its federal funds sold were $2.9 million, its interest-earning deposits in other banks were $3.1 million, and its investment securities designated as available for sale were $261.6 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $83.8 million, in addition to credit, which is available in the form of Federal Home Loan Bank advances. Also, the Company has a secured revolving line of credit with a bank of $15,000,000 of which $15,000,000 was available at September 30, 2000.

During the first quarter of 2000, the Company acquired 164,294 shares of its common stock as treasury shares. During the second quarter of 2000, the Company acquired 104,018 shares of its common stock as treasury shares and during the third quarter of 2000, the Company acquired 39,822 shares of its common stock as treasury shares.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of September 30, 2000.

                                 0-90 days      91-365 days         1-5 years           Over 5 years
                                  Current  Current  Cumulative  Current  Cumulative   Current Cumulative
                               -------------------------------------------------------------------------
                                                          (amounts in thousands)

Interest-sensitive assets        $ 441,889    296,829     738,718   533,359  1,272,077  232,390  1,504,466

Interest-sensitive
  liabilities                      631,768    445,367   1,077,135  184,171  1,261,306   18,271  1,279,577
                                 ---------    -------   ---------  -------  ---------  -------  ---------

Interest-sensitivity gap         $(189,879)  (148,538)   (338,417)  349,188     10,771  214,119    224,889
                                 =========   ========   =========   =======  =========  =======  =========
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities             0.70       0.67        0.69      2.90       1.01    12.72       1.18
                                 =========   ========   =========   =======  =========  =======  =========

The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At September 30, 2000, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purpose of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income. Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

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

Net interest income for the three months ended September 30, 2000 increased $2,362,000 or 14.51% over the same period of 1999. For the nine months ended September 30, 2000, net interest income was $54,498,000 representing an increase of $6,982,000 or 14.69% as compared to the nine months ended September 30, 1999. The average yield earned on interest-earning assets, on a tax equivalent basis, increased to 9.26% for the nine months ended September 30, 2000 from 9.05% for the nine months ended September 30, 1999 and the average rate paid on interest-bearing liabilities increased to 4.99% for the nine months ended September 30, 2000 from 4.51% for the nine months ended September 30, 1999. The Company's interest rate differential decreased to 4.27% from 4.54% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 5.05% for the first nine months of 2000 from 5.34% for the same period of 1999.

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

The allowance for loan losses approximated 1.45% of outstanding loans at September 30, 2000 as compared to 1.47% at December 31, 1999 and 1.49% at September 30, 1999. The allowance increased to $17,590,000 at September 30, 2000 from $15,183,000 at December 31, 1999 and $14,958,000 at September 30, 1999.
The provision for loan losses increased to $1,998,000 for the nine months ended September 30, 2000 from $1,863,000 for the nine months ended September 30, 1999. Net loan charge offs for the nine months ended September 30, 2000 were $969,000 as compared to $1,013,000 for the nine months ended September 30, 1999. Net loans charged off as a percentage of average loans was 0.11% for the nine months ended September 30, 2000 as compared to 0.14% for the nine months ended September 30, 1999.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


The table below summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2000 and the year ended December 31, 1999.


                                      Nine months ended         Year ended
                                      September 30, 2000    December 31, 1999
                                      ------------------    -----------------

Allowance for loan losses at
  beginning of year                       $15,183                14,108

Loans charged off                           1,622                 2,831

Recoveries on loans previously
  charged off                                 653                 1,313
                                          -------                ------

  Net loans charged off                       969                 1,518

Allowances for loan losses of loans
  of subsidiary purchased                   1,378                     -

Provision for loan losses
  charged to income                         1,998                 2,593
                                          -------                ------

Allowance for loan losses at
  end of period                           $17,590                15,183
                                          =======                ======

Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through September 30, 2000. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets. Underperforming loans include loans, which are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table below provides information concerning nonperforming loans, underperforming loans, nonperforming assets, and certain asset quality ratios at September 30, 2000 and December 31, 1999.

                                                        September 30,            December 31,
                                                            2000                     1999
                                                       -------------            -------------
                                   (amounts in thousands, except ratios and percentages)

Nonperforming loans                                        $6,802                  5,153
Other nonperforming assets                                  1,622                  2,763
                                                           ------                  -----
Total nonperforming assets                                 $8,424                  7,916
                                                           ======                  =====
Underperforming assets                                     $1,102                    700
                                                           ======                  =====
Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                                   0.56%                  0.50%
                                                           ======                  =====
  Nonperforming assets to total loans,
    net of unearned income,real estate
    acquired through foreclosure, and
    other repossessed assets                                 0.69%                  0.77%
                                                           ======                  =====
  Allowance for loan losses to
    nonperforming loans                                      2.59x                  2.95x
                                                           ======                  =====
  Underperforming loans to total loans,
    net of unearned income                                   0.09%                  0.07%
                                                           ======                  =====


Noninterest Income
------------------

Noninterest income for the third quarter of 2000 increased $1,030,000 or 32.6% as compared to the same period of 1999. This increase was primarily due to an increase in service charges on deposit accounts of $656,000. Also, the acquisition of Haywood added $119,000 in noninterest income for the quarter. Other increases included an increase in brokerage fees of $60,000, an increase in mortgage related commissions of $63,000, insurance commissions of $53,000, and debit card income of $39,000 which are partially offset by a decrease in net securities gains of $28,000. For the nine months ended September 30, 2000, noninterest income increased $1,268,000 or 13.0%. This increase was primarily due to an increase in service charges on deposit accounts of $609,000. Also, the acquisition of Haywood added $374,000 in noninterest income for the first nine months of 2000. Other increases included an increase in brokerage fees of $262,000, an increase in mortgage related commissions of $176,000, and an increase in insurance commissions of $198,000 which are partially offset by a decrease in net securities gains of $387,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense
-------------------

Noninterest expense increased $2,230,000 for the third quarter of 2000 compared to the third quarter of 1999. Approximately $834,000 or 37.4% of this increase is represented by the noninterest expense of Haywood as such expenses have been included since the February 15, 2000 date of acquisition. Excluding the Haywood impact, salaries and benefits expense increased $730,000 in 2000 compared to 1999. For the nine months ended September 30, 2000, noninterest expense increased $4,666,000 as compared to the same period in 1999. This increase was also impacted by the acquisition of Haywood with an increase of $2,042,000 or 43.8% in noninterest expense. Excluding the Haywood impact, salaries and benefits expense increased $1,563,000 in 2000 compared to 1999. Telecommunications expenses have increased by approximately $216,000 in the first nine months of 2000 compared to the first nine months of 1999 as the Company has expanded its subsidiary bank network into Alabama and North Carolina. Also affected by the acquisitions in Alabama and North Carolina are computer related fees which increased approximately $280,000 for the first nine months of 2000 compared to the same period of 1999.

Income Tax Expense
------------------

The third quarter 2000 income tax expense was approximately $2,609,000, or an effective rate of 33.1%, as compared to $2,203,000 for the third quarter of 1999, or an effective rate of 32.5%. During the first nine months of 2000 income tax expense was approximately $7,629,000, or an effective rate of 33.0%, as compared to approximately $6,480,000 for the first nine months of 1999, or an effective rate of 32.9%.

Net Income
----------

The Company's third quarter 2000 net earnings were $0.38 per diluted share or $5,273,000 as compared to $0.34 per diluted share or $4,576,000 for the third quarter of 1999, representing an increase in net earnings per share of 11.8%. Net earnings for the first nine months of 2000 were $1.12 per diluted share or $15,498,000 as compared to $0.97 per diluted share or $13,198,000 for the first nine months of 1999.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the nine months ended September 30, 2000 was 13.87% (annualized) as compared to 12.66% (annualized) for the nine months ended September 30, 1999. The Company's return on average assets was 1.33% (annualized) and 1.35% (annualized) for the nine month periods ended September 30, 2000 and 1999, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of September 30, 2000 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:


                                                                                                               For
                                                                                                             Capital
                                                        Actual                                          Adequacy Purposes
                                                 -------------------------------------------------------------------------
                                                 Amount        Ratio                                    Amount       Ratio
                                                 -------------------------------------------------------------------------
As of September 30, 2000:
Total Capital (to Risk Weighted
 Assets):                                        $162,890      14.3%     greater than or equal to      $91,132       8.0%
Tier 1 Capital (to Risk Weighted
 Assets):                                        $148,609      13.0%     greater than or equal to      $45,566       4.0%
Tier 1 Capital (to Average Assets):              $148,609       9.2%     greater than or equal to      $64,283       4.0%

The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 9.58% and its ratio of shareholders' equity to assets of 9.66% at September 30, 2000.

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


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K

         (a)  Exhibits
              The following exhibits are attached:
              Exhibit 11 Computation of Per Share Earnings
              Exhibit 20 Shareholders' Report
              Exhibit 27.1 Financial Data Schedule as of and for the nine months ended September 30, 2000
              Exhibit 27.2 Financial Date Schedule as of and for the nine months ended September 30, 1999

         (b) There were no reports filed on Form 8-K for the quarter ended September 30, 2000.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Century South Banks, Inc.


DATE: November 14, 2000                By: /s/ Joseph W. Evans
      -----------------                   -------------------------
                                          Joseph W. Evans
                                          President and Chief
                                          Executive Officer


DATE: November 14, 2000                By: /s/ Stephen W. Doughty
      -----------------                    ---------------------------
                                           Stephen W. Doughty
                                           Chief Risk Management
                                           Officer and Chief Financial
                                           Officer