Form 10-K
period 2000-12-31
CENTURY SOUTH BANKS INC
filed 2001-04-02
CIK 357105

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from           to            .
                                                   -----------   -----------

                        Commission File Number: 0-26254

                              ---------------------

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

                              --------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, $1.00 par value

                              --------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the Registrant's common stock (based upon the mean of the closing high and low sales price reported by the NASDAQ Stock Market) held by nonaffiliates as of March 19, 2000, was approximately $360,422,000. For the purposes of this response, directors, executive officers, and holders of 5% or more of the Registrant's common stock are considered affiliates of the Registrant at that date.

  The Registrant had 13,663,521 shares of its common stock outstanding as of March 19, 2000.

                         TABLE OF CONTENTS



  Item No.                                                   Page No.
  --------                                                   --------

     CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS.....   3

                                 PART I
     1.  Business...............................................   4
     2.  Properties.............................................  10
     3.  Legal Proceedings......................................  10
     4.  Submission of Matters to a Vote of Security Holders....  10

                                 PART II

     5.  Market for Registrant's Common Equity and Related
           Shareholder Matters..................................  10
     6.  Selected Financial Data................................  11
     7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................  12
    7A.  Quantitative and Qualitative Disclosures About
           Market Risk..........................................  28
     8.  Consolidated Financial Statements and Supplementary
           Data.................................................  30
     9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..................  57

                                 PART III

    10.  Directors and Executive Officers of the
           Registrant...........................................  57
    11.  Executive Compensation.................................  59
    12.  Security Ownership of Certain Beneficial Owners
           and Management.......................................  62
    13.  Certain Relationships and Related Transactions.........  63

                                 PART IV

    14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K..................................  64

    SIGNATURES .................................................  66

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS



  This Report of Century South Banks, Inc. ("the Company") contains forward-looking statements, including, but not limited to, statements regarding, among other items, the Company's (i) plans, intentions or expectations (in particular as they relate to the proposed acquisition of the Company by BB&T Corporation),
(ii) general competitive conditions, (iii) revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items, (iv) future economic performance, and (v) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", or similar expressions indicate the use of forward-looking statements.

  This notice is intended to take advantage of the "safe harbor" provided by the Private Securities Litigation Reform Act of 1995 with respect to such forward looking statements. These forward-looking statements involve a number of risks and uncertainties. Among others, factors that could cause actual results to differ materially are the following: inability to complete the proposed acquisition of the Company by BB&T Corporation; fluctuations in interest rates, inflation, competition in the geographic business areas in which the Company does business, and development of trends in the general economy; the highly competitive nature of the banking industry; the dependence on key personnel who have been hired or retained by the Company; changes in regulatory requirements which are applicable to the Company's business; and the risk factors listed from time to time in the Company's Registration Statements filed with the Securities and Exchange Commission.

                                     PART I


ITEM 1.  BUSINESS

General

  The Company is a $1.64 billion asset multibank holding company headquartered in Alpharetta, Georgia. The Company was organized as a business corporation under the laws of the State of Georgia in 1981 and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act") and under the bank holding company laws of the State of Georgia. The Company conducts operations in Georgia, Tennessee, Alabama, and North Carolina through its wholly-owned subsidiaries, Century South Bank of Dahlonega ("Dahlonega"), Century South Bank of Ellijay ("Ellijay"), Century South Bank of Polk County ("Polk"), Century South Bank of Northeast Georgia, N.A. ("NE Ga"), Century South Bank of Fannin County, N.A. ("Fannin"), Century South Bank of Dawsonville, ("Dawsonville"), Century South Bank of Lavonia ("Lavonia"), Century South Bank of Danielsville ("Danielsville"), Century South Bank of Central Georgia, N.A. ("Central"), Century South Bank of Coastal Georgia, N.A. ("Coastal"), Century South Bank of Alabama ("Alabama"), and Century South Bank of the Carolinas ("Carolinas") (collectively, the "Banks").

  In August of 1999, the Company consolidated its two Georgia headquarters into one office located in Alpharetta, Georgia, a suburb of Atlanta. The dual Georgia headquarters resulted from a previously consummated merger transaction. The Company also structured a single identity for its 12 different bank brands. As a result of the Company's single bank brand initiative, all of the Banks now operate under the "Century South Bank" brand name with a geographic identifier attached. Each of the Banks continues to foster and promote the Company's community bank philosophy of autonomous decision-making and responsive, personal service.

  The acquisition of unaffiliated financial institutions has been a principal source of the Company's growth over the past several years. On February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, Carolinas. Also, on February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary, Lanier National Bank ("LNB"). The combined assets of Carolinas and LNB approximated $270 million at the date of acquisition.

  The Banks provide a wide range of commercial banking products and services. The Banks' products and services include interest bearing and non-interest bearing checking and savings accounts; retirement accounts; certificates of deposit; real estate, commercial and consumer installment loans; direct deposit services; wire transfer services; and automated teller machines.

Merger Agreement with BB&T Corporation

  On December 4, 2000, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T"), a regional bank holding company with $56.7 billion in assets. Under the agreement, each share of common stock of the Company outstanding at the effective time will be converted into the right to receive 0.93 of a share of common stock of BB&T, plus cash in lieu of any fractional share of BB&T common stock. The merger, which is subject to the approval of Company shareholders and banking regulators, is expected to be completed in the second quarter of 2001. The transaction is expected to be accounted for as a pooling of interests.

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

Loan Portfolio

  The Banks engage in a full complement of lending activities, including real estate-related, commercial and financial loans and consumer installment loans. The Banks generally concentrate their lending efforts on real estate mortgage loans. As of December 31, 2000, the Banks' loan portfolio consisted of 78.6% real estate-related loans (62.9% mortgage loans and 15.7% construction loans), 12.6% commercial and financial loans, and 8.8% consumer installment loans.
While risk of loss is primarily tied to the credit quality of the various borrowers, risk of loss may also increase due to factors beyond the Banks' control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Banks' real estate portfolio. Of the Banks' target areas of lending activities, commercial and financial loans are generally considered to have a greater risk of loss than real estate loans or consumer installment loans.

  Real Estate Loans. Loans secured by real estate are the primary component of the Company's loan portfolio, constituting approximately $968.8 million or 78.6% of the total loans at December 31, 2000, net of unearned interest. The Banks' real estate loan portfolio is comprised of commercial and residential mortgage loans. Real estate mortgage loans held in the Banks' loan portfolio, both fixed and variable rate, are made based upon amortization schedules, which typically do not exceed 15 years, with maturity dates of 5 years or less. The majority of the Banks' commercial mortgage loans are at variable rates, which approximate current market rates. Construction loans are made on a variable rate basis. Origination fees are normally charged for all loans secured by real estate. The Banks' primary type of residential mortgage loan is the single-family first mortgage, typically structured with fixed or adjustable interest rates, based on market conditions.

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

  Commercial, Financial and Agricultural Loans. Commercial, financial and agricultural loans were the next largest component of the Banks' loan portfolio, constituting $155.9 million or 12.6% of the total loans at December 31, 2000, net of unearned interest. The Banks make loans for commercial purposes in various lines of business. These loans are typically made on terms up to five years at fixed or variable rates. The loans are secured by various types of collateral including real estate, accounts receivable, inventory, or, in the case of equipment loans, the financed equipment. The Banks manage their credit risk on commercial loans by underwriting the loan based on the borrower's cash flow, ability to service the debt from earnings, financial strength exhibited on its balance sheet, and by limiting the loan to value ratio. Historically, the Banks have loaned up to 70% on loans secured by accounts receivable, up to 65% on loans secured by inventory, and up to 80% on loans secured by equipment. While the Banks also make some unsecured commercial loans, these are limited, constituting less than 1% of total loans.

  Consumer Installment Loans. Consumer loans constituted $108.7 million or 8.8% of the Banks' loan portfolio at December 31, 2000, net of unearned interest. Consumer lending includes installment lending to individuals in the Banks' market areas and generally consist of loans to purchase automobiles and other consumer durable goods. Consumer loans are underwritten based on the borrower's income, current debt level, past credit history, and collateral. Consumer rates are both variable and fixed, with terms negotiable. Terms generally range from one to five years depending on the nature and condition of the collateral. Periodic amortization, generally monthly, is required.

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

  Dahlonega, Ellijay, Dawsonville, Lavonia, and Danielsville are insured state nonmember banks chartered by the GDBF and are subject to supervision by, and are regularly examined by, the GDBF and the FDIC. Polk County is an insured state nonmember bank chartered by the Tennessee Department of Financial Institutions ("TDFI") and is subject to supervision by the TDFI and the FDIC. Alabama is an insured state nonmember bank charted by the Alabama Department of Financial Institutions ("ALFI") and is subject to supervision by the ALFI and the FDIC. Fannin, NE Ga, Central, and Coastal are insured national banks chartered under the laws of the United States. All are members of the Board, are subject to the supervision of the Office of the Comptroller of the Currency ("OCC") and the FDIC, and are regularly examined by the OCC. Carolinas is an insured federal savings bank chartered under the laws of the United States and is subject to supervision by the FDIC and Office of Thrift Supervision ("OTS") and is regularly examined by the OTS.

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

  The minimum required ratio for qualifying Total Capital to risk-weighted assets (including grandfathered goodwill) as of December 31, 2000, was 8%, of which 4% was required to be Tier I Capital. As of December 31, 2000, the Company's Tier I Capital was $146,514,000 or 12.5%, Tier II Capital was $14,675,000, and its Total Risk-Based Capital was $161,189,000 or 13.8% as determined in accordance with the above regulatory requirements. Accordingly, 91.0% of the Company's qualifying Total Risk-Based Capital was Tier I Capital. See Note 16 to the Company's consolidated financial statements for additional disclosures related to the Company's and the Banks' capital requirements and ratios.

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

  The Banks are also subject to capital requirements imposed by the OCC (in the case of the national banks), the FDIC (in the case of the state-chartered banks), and the OTS (in the case of Carolinas), which are substantially similar to those adopted by the Board for bank holding companies.

  Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See -- "Prompt Corrective Action."

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

  As of December 31, 2000, the most recent notifications from the Federal Reserve Bank of Atlanta and the FDIC categorized the Company's subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action.

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

  The Company has been informed by the FDIC that the Banks have been classified as well capitalized, are in the lowest risk category and will be assessed accordingly for 2001.

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

Employees

  As of December 31, 2000, the Company had approximately 673 employees, with approximately 100 employees serving the Company directly. As of December 31, 2000, Dahlonega had 44 employees, Ellijay had 32 employees, Polk had 42 employees, NE Ga had 125 employees, Fannin had 30 employees, Dawsonville had 25 employees, Lavonia had 18 employees, Danielsville had 35 employees, Central had 93 employees, Coastal had 56 employees, Alabama had 37 employees and Carolinas had 36 employees. The Company is not a party to any collective bargaining agreement and the Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

  The Company and the Banks own, in some cases, subject to mortgages or other security interests, or lease all of the real property and/or buildings in which they are located. All of such buildings are in a good state of repair and are appropriately designed for the purposes for which they are used.

  In the first quarter of 2000, the Company began leasing 5,798 square feet of space in an office building in Alpharetta, Georgia, which serves as the Company's corporate headquarters. The leasing of this office space was in connection with the Company's decision to consolidate its two headquarter locations in Dahlonega and Macon, Georgia.

  The Company currently operates 39 banking offices. Of the 39 banking offices, twenty-one offices are in north Georgia, ten offices are located in middle and coastal Georgia, two offices operate in southeastern Tennessee, two offices are in eastern Alabama, and four offices are in western North Carolina. See Note 6 to the Company's consolidated financial statements for additional disclosures related to the Company's properties and other fixed assets.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders of the Company during the fourth quarter ended December 31, 2000.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  See Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market and Dividend Information.

ITEM 6.  SELECTED FINANCIAL DATA


                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
            (Amounts in thousands, except ratios and per share data)


  The following data has been restated to reflect the acquisitions of Independent Bancorp, Inc. and Lanier Bankshares, Inc.

                                                      Year Ended December 31,
                                 -----------------------------------------------------------------
                                    2000          1999          1998          1997          1996
                                 ----------    ----------    ----------    ----------   ----------
Summary of Operations:
 Net interest income.......      $   73,054    $   64,187    $   61,752    $   57,680    $   54,527
 Provision for loan losses.           5,096         2,593         3,425         5,567         2,470
 Net income................          17,821        15,780        17,194        12,375        14,910

Per Share Data:
 Net income - basic........            1.30          1.17          1.28          0.93          1.13
 Net income - diluted......            1.29          1.16          1.26          0.91          1.11
 Cash dividends declared...            0.53          0.48          0.44          0.42          0.40
 Book value................           11.55         10.22         10.15          9.35          8.69
 Tangible book value.......           10.81          9.89          9.80          8.80          8.09

Balance Sheet Summary:
 Investment securities.....      $  294,264    $  236,591    $  197,178    $  222,455    $  234,696
 Loans, net................       1,214,013     1,015,190       909,953       863,948       779,702
 Deposits..................       1,334,747     1,189,609     1,095,226     1,117,168     1,065,258
 Assets....................       1,642,186     1,393,402     1,262,471     1,264,424     1,204,049
 Short-term borrowed
  funds....................          42,857        11,022             0           970             0
 Long-term debt and other
  borrowings:
   Federal Home Loan Bank
    advances...............          84,017        41,491        17,615         7,231         7,332
   Other long-term debt....              26            31            35         1,539         1,741
 Average shareholders'
  equity...................         151,228       138,971       131,191       120,166       108,388
 Average total assets......       1,572,944     1,318,274     1,257,762     1,217,112     1,149,033

Financial Ratios:
 Net income to average
  assets...................            1.13%         1.20%         1.37%         1.02%         1.30%
 Overhead ratio (1)........            2.62          2.90          2.62          2.87          2.69
 Net income to average
  shareholders'
  equity...................           11.78         11.35         13.11         10.30         13.76
 Dividend payout
 ratio (2).................           41.07         35.04         27.95         28.83         20.69
 Average shareholders'
  equity to average total
  assets...................            9.61         10.54         10.43          9.87          9.43

(1) Represents noninterest expense less noninterest income divided by average assets.
(2) Represents dividends declared (excluding those of pooled subsidiaries) divided by net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction

  The Company is a multibank holding company providing a full range of Banking services to individual and corporate customers in the communities of its market areas, which include the areas of northern, middle, and coastal Georgia, southeastern Tennessee, southwestern North Carolina, and eastern Alabama. These areas are served through the twelve Banks.

  The Company was formed and became the parent company of Century South Bank of Dahlonega located in Dahlonega, Georgia in 1982 and has grown steadily ever since. The acquisition of unaffiliated financial institutions has been a principal source of the Company's growth over the past several years. On December 16, 1997, the Company acquired BCG, a bank holding company located in Macon, Georgia, and its subsidiary banks, Central and Coastal. On April 13, 1999, the Company completed the acquisition of Independent Bancorp, Inc., a bank holding company located in Oxford, Alabama, and its bank subsidiary, Alabama.
On February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary LNB. These acquisitions were accounted for as poolings of interests. Under this method of accounting, as of the effective time of the acquisitions, the assets and liabilities of the acquired institutions are added to those of the acquirer's at their recorded book values and the shareholders' equity accounts of the acquired institutions are combined on the acquirer's consolidated balance sheet.

  In addition to the pooling of interests transactions discussed above, on February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, Carolinas, in a transaction accounted for as a purchase. Under this method, the reported results of operations of the acquirer are included with the results of the acquired institution from and after the closing date of the acquisition.
The assets, including intangible assets, and liabilities of the acquired institution are recorded at their fair values as of the closing date of the acquisition. Any excess of the purchase consideration over the fair values of the assets and liabilities of the acquired institution is recorded as goodwill and amortized over time.

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

  The Company's mission is to provide high quality banking services to the communities in its service area while maximizing the return on its shareholders' investments and assisting the communities of its service area in reaching their fullest potential. The Company accomplishes and intends to continue to accomplish this mission by expanding its customer base in existing and new markets and by expanding the range of banking services offered to its existing customers.

  The following discussion sets forth the major factors, which affected the Company's financial condition and results of operations. This discussion should be read in conjunction with the Company's consolidated financial statements and related notes.

Results of Operations

  The Company's net income for the year ended December 31, 2000 was $17,821,000 compared to $15,780,000 for the year ended December 31, 1999, an increase of approximately $2,041,000 or 12.93%. The increase in net income for 2000 compared to 1999 is primarily attributable to charges of approximately $2.3 million after taxes that were recorded in 1999 relating to merger integration and merger related expenses. The Company's diluted earnings per share for the year ended December 31, 2000 was $1.29, an increase of $0.13 per share or 11.21% from diluted earnings per share for the year ended December 31, 1999, of $1.16.

  The following table summarizes the results of operations, including selected financial performance ratios, of the Company for the three years ended December 31, 2000:

                             RESULTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                                2000       1999       1998
                                              --------   --------   --------
  Interest income...........................  $136,222   $109,990   $108,640
  Interest expense..........................    63,168     45,803     46,888
                                              --------   --------   --------
   Net interest income......................    73,054     64,187     61,752

  Provision for loan losses.................     5,096      2,593      3,425
  Noninterest income........................    15,378     12,907     16,557
  Noninterest expense.......................    56,644     51,073     49,522
  Income tax expense........................     8,871      7,648      8,168
                                              --------   --------   --------
   Net income...............................  $ 17,821   $ 15,780   $ 17,194

  Earnings per common share:
   Basic....................................  $   1.30   $   1.17   $   1.28
   Diluted..................................  $   1.29   $   1.16   $   1.26

  Weighted average common shares
    outstanding:
     Basic..................................    13,700     13,490     13,430
     Diluted................................    13,770     13,590     13,626

  Cash dividends declared per share.........  $ 0.5300   $ 0.4800   $ 0.4375

  Return on average assets..................      1.13%      1.20%      1.37%
  Return on average equity..................     11.78      11.35      13.11
  Shareholders' equity to assets (average)..      9.61      10.54      10.43
  Shareholders' equity to assets
    (period-end)............................      9.61       9.77      10.99
  Dividend payout ratio (1).................     41.07      35.04      27.95

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

  In 2000, net interest income was $73,054,000 representing an increase of $8,867,000 or 13.81% as compared to 1999. The average yield earned on interest earning assets increased to 9.29% in 2000 from 9.06% in 1999, and the average rate paid on interest bearing liabilities increased to 5.07% in 2000, from 4.53% in 1999. The Company's net interest margin (net interest income divided by average interest earning assets), on a tax equivalent basis, decreased to 5.01% for 2000, from 5.33% for 1999. The decrease in the net interest margin during 2000 can be attributed to competitive pressures on loan rates versus rising deposits cost coupled with the February 2000 acquisition of the Carolinas subsidiary. Carolinas is a federal savings bank and net interest margins in the thrift industry have been historically lower than commercial bank industry averages.

  In 1999, net interest income was $64,187,000 representing an increase of $2,435,000 or 3.94% as compared to 1998. The average yield earned on interest earning assets decreased to 9.06% in 1999 from 9.35% in 1998, and the average rate paid on interest bearing liabilities decreased to 4.53% in 1999 from 4.87% in 1998. The Company's net interest margin (net interest income divided by average interest earning assets), on a tax equivalent basis, increased to 5.33% for 1999, from 5.32% for 1998.

  The following table presents average balance sheets, yields and interest earned on interest earning assets, and rates and interest paid on interest bearing liabilities of the Company for the three years ended December 31, 2000:

                                 YIELD ANALYSIS
                 (Amounts in thousand, except yields and rates)

                                                                          Year ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                        2000                         1999                           1998
                                                      --------                     --------                        -------
                                           Average              Yield/   Average              Yield/    Average             Yield/
                                           Balance    Interest   Rate    Balance   Interest    Rate     Balance    Interest  Rate
                                          ----------  --------  ------   --------  --------   ------    --------   -------- ------
     ASSETS:

Earning assets:
  Interest earning deposits.............  $    5,188  $    360   6.94%  $    4,081  $    205    5.02%  $   11,945  $    759   6.36%
  Federal funds sold....................      12,806       770   6.01       33,763     1,691    5.01       42,679     2,295   5.38
  Taxable investment securities.........     229,020    14,955   6.53      157,808     9,605    6.09      138,615     8,604   6.14
  Nontaxable investment securities (2)..      50,685     3,451   6.81       58,135     4,023    6.92       59,008     3,417   5.79
  Loans, net (1) (2)....................   1,177,570   117,566   9.98      971,521    95,532    9.83      907,818    94,829  10.45
                                          ----------  --------   ----   ----------  --------    ----   ----------  --------  -----
   Total interest earning assets........   1,475,269   137,102   9.29    1,225,308   111,056    9.06    1,160,065   109,905   9.47
Noninterest earning assets:
  Cash and due from banks...............      43,444                        46,916                         47,245
  Premises and equipment, net...........      32,465                        30,017                         30,624
  Other assets..........................      39,001                        30,820                         34,072
  Allowance for loan losses.............     (17,235)                      (14,787)                       (14,244)
                                          ----------                    ----------                     ----------
   Total noninterest earning assets.....      97,675                        92,966                         97,697
                                          ----------                    ----------                     ----------

    Total assets........................  $1,572,944                    $1,318,274                     $1,257,762
                                          ==========                    ==========                     ==========

    LIABILITIES AND
 SHAREHOLDERS' EQUITY:

Interest bearing liabilities:
  Interest bearing demand deposits......  $  377,391  $ 13,722   3.64%  $  311,481  $  9,680    3.11%  $  288,866  $  9,369   3.24%
  Savings deposits......................      74,838     2,164   2.89       68,001     1,908    2.81       68,458     2,214   3.23
  Individual retirement accounts........      72,567     4,204   5.79       70,531     3,988    5.65       73,338     4,389   5.98
  Certificates of deposit...............     620,451    36,806   5.93      525,246    28,248    5.38      520,444    30,300   5.82
  Federal funds purchased...............      19,805     1,316   6.64       10,677       551    5.16          740        42   5.68
  Long-term debt and other
   borrowings...........................      79,822     4,956   6.21       25,284     1,428    5.65       10,764       574   5.33
                                          ----------  --------   ----   ----------  --------    ----   ----------  --------  -----
   Total interest bearing liabilities...   1,244,874    63,168   5.07    1,011,220    45,803    4.53      962,610    46,888   4.87

Noninterest bearing liabilities and
  shareholders' equity:
  Noninterest bearing deposits..........     159,674                       154,992                        152,006
  Other liabilities.....................      17,168                        13,091                         11,955
  Shareholders' equity..................     151,228                       138,971                        131,191
                                          ----------                    ----------                     ----------
   Total liabilities and shareholders'
    equity..............................  $1,572,944                    $1,318,274                     $1,257,762
                                          ==========                    ==========                     ==========

Interest rate differential (3)..........                         4.22%                          4.53%                         4.60%
Net interest  income....................              $ 73,934                      $ 65,253                       $ 61,752
Net interest margin (4).................                         5.01                           5.33                          5.32
Average interest earning assets to
  average total assets..................                        93.79                          92.95                         92.23
Average loans to average deposits.......                        90.24                          85.96                         82.30

(1) Average loans are shown net of unearned income. Nonperforming and underperforming loans are included. Interest income includes loan fees as follows (amounts in thousands): 2000 - $8,081; 1999 -$7,672; 1998 - $6,841.
     Income, if recognized, on nonaccrual loans is recorded on a cash basis.

(2) Interest income includes the effects of taxable equivalent adjustments (reduced by the non-deductible portion of interest expense) using a federal income tax rate of 35% in 2000, 1999, and 1998.

(3) Interest rate differential is the average yield earned on interest earning assets less the average rate paid on interest bearing liabilities.

(4) Net interest margin is net interest income divided by average interest earning assets.

  The following table presents the changes in the Company's net interest income as a result of changes in volume and rate of its interest earning assets and interest bearing liabilities for 2000 and 1999.


                      ANALYSIS OF CHANGES IN NET INTEREST INCOME
                              (Amounts in thousands) (1)


                                                              Year ended December 31,
                                              -------------------------------------------------------
                                                2000 Compared to 1999          1999 Compared to 1998
                                                  Variance Due to                Variance Due to
                                                Volume    Rate      Net     Volume     Rate      Net
                                             --------------------------------------------------------
Interest income:
     Interest earning deposits
      in other banks.......................  $    76   $    79   $   155   $ (395)  $  (159)  $  (554)
     Federal funds sold....................   (1,266)      345      (921)    (447)     (158)     (604)
     Taxable investment securities.........     4567       783     5,350    1,085       (85)    1,000
     Nontaxable investment securities (2)..     (518)      (54)     (572)     (60)      667       606
     Loans, net (2)........................   20,306     1,728    22,034    6,264    (5,561)      703
                                             -------   -------   -------   ------   -------   -------
       Total interest income...............   23,165     2,881    26,046    6,447    (5,296)    1,151
                                             -------   -------   -------   ------   -------   -------

   Interest expense:
     Interest bearing demand deposits......    2,613     1,429     4,042      868      (557)      311
     Savings deposits......................      192        64       256      (13)     (293)     (306)
     Individual retirement accounts........      106       110       216     (158)     (243)     (401)
     Certificates of deposit...............    5,557     3,001     8,558      258    (2,310)   (2,051)
     Federal funds purchased...............      605       160       765      513        (3)      509
     Long-term debt and other
      borrowings...........................    3,391       137     3,528      808        46       855
                                             -------   -------   -------   ------   -------   -------
       Total interest expense..............   12,464     4,901    17,365    2,276    (3,360)   (1,085)
                                             -------   -------   -------   ------   -------   -------

         Net interest income...............  $10,701   $(2,020)  $ 8,681   $4,171   $(1,936)  $ 2,236
                                             =======   =======   =======   ======   =======   =======

(1) The change in interest due to rate is calculated by multiplying the previous volume by the rate change and the change in interest due to volume is calculated by multiplying the change in volume by the previous rate. The change in interest due to both rate and volume has been allocated to the volume component.
(2) Interest income includes the effects of taxable equivalent adjustments (reduced by the non-deductible portion of interest expense) using a federal income tax rate of 35% in 2000, 1999, and 1998.

  For the years ended December 31, 2000 and 1999, the Company's increase in net interest income has been primarily attributable to growth in the loan portfolio. The interest rate differential was 4.60% in 1998, 4.53% in 1999, and 4.22% in 2000 as funding costs have increased at a greater pace than loan yields.

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

  Management evaluates the allowance on a quarterly basis. The provision for loan losses for each Bank is adjusted to the appropriate level based on the methodology described above.

  A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, southwestern North Carolina, and eastern Alabama. The ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in economic conditions in these markets.

  The allowance for loan losses approximated 1.49% of outstanding loans at December 31, 2000, and 1.47% at December 31, 1999. The allowance increased from $15,183,000 at December 31, 1999, to $18,396,000 at December 31, 2000. Net
loans charged off in 2000 were $3,261,000 or approximately .28% of average loans outstanding as compared to $1,518,000 or .16% in 1999. The provision for loan losses increased to $5,096,000 in 2000 from $2,593,000 in 1999. This increase resulted from loan growth during the year coupled with the increased level of net charge-offs for the year.

  The allowance for loan losses approximated 1.53% of outstanding loans at December 31, 1998 and 1.56% at December 31, 1997. The allowance increased to $14,108,000 at December 31, 1998, from $13,690,000 at December 31, 1997. The provision for loan losses decreased to $3,425,000 in 1998 from $5,567,000 in
1997.  Net loans charged off in 1998 were $2,449,000 or approximately    0.27%
of average loans outstanding as compared to $3,445,000 or 0.42% in 1997.

  The following table summarizes the changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, additions to the allowance which have been charged to income in the Company's consolidated statements of income, and additions resulting from the purchased allowance of acquired subsidiaries.


                           ALLOWANCE FOR LOAN LOSSES
                   (Amounts in thousands, except percentages)


                                                            Year Ended December 31,
                                              ------------------------------------------------------
                                                 2000        1999       1998       1997       1996

     Average loans outstanding, net
        of unearned income..................  $1,181,570   $971,521   $907,818   $827,281   $764,028
                                              ==========   ========   ========   ========   ========

     Allowance for loan losses at
        beginning of year...................  $   15,183   $ 14,108   $ 13,690   $ 11,568   $ 10,684

     Loans charged off:
        Commercial, financial, &
          agricultural......................       1,282        954      1,567        827        333
        Real estate.........................         738        662        483      1,407        502
        Consumer installment................       2,181      1,215      1,202      1,715      1,396
                                              ----------   --------   --------   --------   --------
          Total loans charged off...........       4,201      2,831      3,252      3,949      2,231
                                              ----------   --------   --------   --------   --------

     Recoveries on loans previously
      charged off:
        Commercial, financial, &
          agricultural......................         214        580         87        111         54
        Real estate.........................         200        214        296         93        289
        Consumer installment................         526        519        420        300        302
                                              ----------   --------   --------   --------   --------
          Total loans recovered.............         940      1,313        803        504        645
                                              ----------   --------   --------   --------   --------

     Net loans charged off..................       3,261      1,518      2,449      3,445      1,586

     Allowances for loan losses of  bank
          subsidiary purchased (sold).......       1,378          -       (558)         -          -
     Provision for loan losses charged to
          income............................       5,096      2,593      3,425      5,567      2,470
                                              ----------   --------   --------   --------   --------


     Allowance for loan losses
          at year end.......................  $   18,396   $ 15,183   $ 14,108   $ 13,690   $ 11,568
                                              ==========   ========   ========   ========   ========

     Ratio of net loans charged off to
          average loans outstanding, net
          of unearned income................        0.28%     0.16 %      0.27%      0.42%      0.21%

     Allowance for loan losses to loans,
          net of unearned income............        1.49%      1.47%      1.53%      1.56%      1.46%



Nonperforming Loans, Nonperforming Assets, and Underperforming Loans

  Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through December 31, 2000. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets. Underperforming loans consist of loans that are past due with respect to principal or interest more than 90 days and still accruing interest.

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

  Nonperforming loans were $10,907,000 at December 31, 2000, compared to $5,153,000 at December 31, 1999. Nonperforming loans represented 0.89% of total loans at December 31, 2000, as compared to 0.50% of total loans at December 31, 1999. Nonperforming assets increased to $12,770,000 at December 31, 2000, as compared to $7,916,000 at December 31, 1999, primarily due to increases in nonaccrual loans at several of the Banks. Nonperforming assets represented 1.03% of total loans, real estate acquired through foreclosure, and other nonperforming assets at December 31, 2000, as compared to 0.76% at December 31, 1999.

  Underperforming loans, consisting of loans past due 90 days or more which are still accruing interest, are much more volatile and tend to fluctuate more frequently based upon the timing of payment collection, transfer to nonperforming status, or transfer to current status. Underperforming loans increased to $1,492,000 at December 31, 2000, from $700,000 at December 31, 1999. Such loans represented 0.12% and 0.07% of total loans at December 31, 2000 and 1999, respectively.

  The table below provides information concerning nonperforming loans, nonperforming assets, and underperforming loans and certain asset quality ratios at December 31 for each of the last five years.

                              NONPERFORMING ASSETS
                   (Amounts in thousands, except percentages)

                                                                       At December 31,
                                                 --------------------------------------------------------
                                                    2000         1999        1998       1997       1996
Loans, net of unearned income..................  $1,232,409   $1,030,373   $924,061   $877,638   $791,270
                                                 ==========   ==========   ========   ========   ========

Allowance for loan losses......................  $   18,396   $   15,183   $ 14,108   $ 13,690   $ 11,568
                                                 ==========   ==========   ========   ========   ========

Nonperforming loans............................  $   10,907   $    5,153   $  4,942   $  4,887   $  3,523
Other nonperforming assets.....................       1,863        2,763      4,782      2,919      3,233
                                                 ----------   ----------   --------   --------   --------
     Total nonperforming assets................  $   12,770   $    7,916   $  9,724   $  7,806   $  6,756
                                                 ==========   ==========   ========   ========   ========

Underperforming loans..........................  $    1,492   $      700   $    890   $  2,807   $  1,912
                                                 ==========   ==========   ========   ========   ========


Asset quality ratios:
Nonperforming loans to total loans, net of
   unearned income.............................        0.89%        0.50%      0.53%      0.56%      0.45%
Nonperforming assets to total loans,  net of
   unearned income, real estate acquired
   through foreclosure, and other
   repossessed assets..........................        1.03%        0.76%      1.04%      0.88%      0.85%
Allowance for loan losses to nonperforming
   loans.......................................        1.69x        2.95x      2.85x      2.80x      3.28x
Underperforming loans to total loans, net of
   unearned income.............................        0.12%        0.07%      0.10%      0.32%      0.24%


Interest income on nonaccrual loans that would have been reported for the years ended December 31, 2000, 1999, and 1998 is summarized as follows:


                                INTEREST INCOME
                             (Amounts in thousands)


                                     2000    1999    1998
                                    ------  ------  ------
Interest at contractual rate......  $2,187  $1,444  $1,465
Less interest recorded as income..   1,571   1,106   1,194
                                    ------  ------  ------
Reduction of interest income......  $  616  $  338  $  271
                                    ======  ======  ======


  The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for expected losses within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, the adequacy and nature of the collateral, and such factors, which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate acquired through foreclosure and other nonperforming assets. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which loan charge offs may occur.

  The amounts of such components of the allowance for loan losses and the percentages of each loan category to total loans outstanding are presented below:

                           ALLOWANCE FOR LOAN LOSSES
                   (Amounts in thousands, except percentages)


                                                               Year Ended December 31,
                                                    -----------------------------------------------
                                                      2000      1999      1998      1997      1996
                                                    -------   -------   -------   -------   -------
Allocation of allowance for loan losses by
   loan type:

     Commercial, financial, and agricultural..      $ 2,408   $ 2,327   $ 1,429   $ 1,537   $ 4,242
     Real estate..............................       14,454    11,664    11,391     9,933     5,433
     Consumer installment.....................        1,534     1,192     1,288     2,220     1,892
                                                    -------   -------   -------   -------   -------
        Total.................................      $18,396   $15,183   $14,108   $13,690   $11,567
                                                    =======   =======   =======   =======   =======

Loan balances by type as a percentage of total loans outstanding:

     Commercial, financial, and agricultural..         12.6%     14.2%     15.0%     17.6%     17.8%
     Real estate..............................         78.6      74.8      73.2      70.0      69.1
     Consumer installment.....................          8.8      11.0      11.8      12.4      13.1
                                                    -------   -------   -------   -------   -------
        Total.................................        100.0%    100.0%    100.0%    100.0%    100.0%
                                                    =======   =======   =======   =======   =======


Noninterest Income

  Noninterest income increased $2,472,000 or 19.14% in 2000 from 1999. This increase was primarily due to an increase in service charges on deposit accounts of $1,116,000. Also, the acquisition of Carolinas added $422,000 in noninterest income for the year ended 2000. Other increases included an increase in brokerage fees of $367,000, an increase in mortgage related commissions of $153,000, and an increase in insurance commissions of $181,000 which are partially offset by a decrease in net securities gains of $389,000.

  Noninterest income decreased $3,651,000 or 22.05% in 1999 from 1998. A primary factor in the decrease of noninterest income were several nonrecurring items in 1998 including a gross gain, exclusive of related amortization expense of $2,356,000 associated with the sale of a subsidiary on November 30, 1998 and gains on the sale of two branches of approximately $600,000 in 1998. Other factors included decreases during 1999 in mortgage loan origination fees of $266,000 and service charges on deposit accounts of $472,000.

Noninterest Expense

  Noninterest expense increased $5,571,000 or 10.91% in 2000. Approximately $3,138,000 or 56.33% of this increase is represented by the noninterest expense of Carolinas as such expenses have been included since the date of acquisition. Excluding the Carolinas impact, salaries and benefits expense increased $3,014,000 in 2000 compared to 1999. Telecommunications expenses have increased by approximately $220,000 during 2000 as compared to 1999 as the Company has expanded its subsidiary bank network into Alabama and North Carolina. Also affected by the acquisitions in Alabama and North Carolina are computer related fees which increased approximately $391,000 for 2000 compared to 1999. Also, charges of approximately $2,900,000 were taken in the fourth quarter of 1999 associated with the consolidation of the Company's two headquarters into one location and costs associated with building a single identity for its twelve affiliates. The charge included costs to: (i) move the Company's Dahlonega and Macon, Georgia headquarters to Alpharetta, Georgia; (ii) reduce employment at the two headquarters and pay related severance benefits; (iii) rename the Company's banks and market the uniform "Century South Bank" brand name; (iv) revise and update operating policies and procedures; and (v) write-off redundant and outdated equipment. The Company's accrued expense relating to these merger integration charges amounted to $1,149,000 and $2,908,000 at December 31, 2000 and 1999, respectively. The Company expended approximately $1,759,000 during the year ended December 31, 2000 relating to these integration costs.

  Noninterest expense increased $1,551,000 or 3.13% in 1999. Salaries and benefits expenses increased $238,000 and occupancy related expenses increased $594,000. Also, the charges mentioned above taken in the fourth quarter of 1999 were a primary factor in the increase. In addition, in 1998 the Company recorded amortization expense of $1,686,000 associated with the sale of a subsidiary.


Income Taxes

  The Company incurred income tax expense of $8,871,000, $7,648,000, and $8,168,000 or approximately 33.2%, 32.6%, and 32.2% of its income before income taxes in 2000, 1999, and 1998, respectively. The Company expects its effective income tax rate to increase slightly in 2001 as a result of expected decreased tax exempt income as a percentage of total income due to the unavailability of high yielding bank qualified tax exempt investments and also to overall growth in the loan portfolio. The increases in the effective tax rate in 2000 and 1999 are attributable to this factor.

  In 1999, three of the subsidiary banks formed captive Real Estate Investment Trusts ("REITs") for various business purposes. Because of the taxation requirements of REITs, the Company has experienced a positive impact on its overall effective income tax rate from this initiative, partially offsetting the income mix factor discussed in the preceding paragraph.

Loan Portfolio

  During 2000, average loans outstanding net of unearned income, increased from $972 million to $1,182 million and comprised 80.1% of average interest earning assets and 75.1% of average total assets. During 1999, average loans outstanding net of unearned income, increased from $908 million to $972 million and comprised 79.3% of average interest earning assets and 73.7% of average total assets. The relative level of average loans, when compared to the level of average deposits, increased in both 2000 and 1999 as a result of management's emphasis on maximizing the Company's level of investments in loans to interest earning assets to improve the overall yield on interest earning assets. This is evident in the ratio of average loans to average deposits, which was 90.6%, 86.0%, and 82.3% in 2000, 1999, and 1998, respectively.

  The following table presents the composition of the Company's loan portfolio by type at December 31 for each of the last five years.

                         COMPOSITION OF LOAN PORTFOLIO
                             (Amounts in thousands)


                                               2000        1999      1998      1997      1996
                                           ----------  ----------  --------  --------  --------
Commercial, financial, and agricultural..  $  155,869  $  146,011  $138,392  $154,733  $141,335
Real estate - construction...............     192,682     155,131   115,389   101,716    88,503
Real estate - mortgage...................     776,140     616,275   561,813   513,414   458,873
Consumer installment.....................     108,726     113,531   109,088   108,859   103,966
                                           ----------  ----------  --------  --------  --------
 Total loans.............................   1,233,417   1,030,948   924,682   878,722   792,677

Unearned income..........................       1,008         575       621     1,084     1,407
Allowance for loan losses................      18,396      15,183    14,108    13,690    11,568
                                           ----------  ----------  --------  --------  --------
 Loans, net..............................  $1,214,013  $1,015,190  $909,953  $863,948  $779,702
                                           ==========  ==========  ========  ========  ========


  The following table shows the maturity of selected loan categories as of December 31, 2000. Also provided are the amounts due after one year classified according to the sensitivity in interest rates.



           LOAN MATURITY AND SENSITIVITY TO CHANGES IN INTEREST RATES
                             (Amounts in thousands)

                                                                         Maturing
                                                                       after one but
                                                 Within one year     within five years     After five years
                                                 ---------------     -----------------     ----------------

  Commercial, financial, and agricultural......     $ 69,380             $ 66,050               $ 20,439
                                                    ========             ========               ========

  Real estate - construction...................      153,000               25,194                 14,488
                                                    ========             ========               ========
  Real estate - mortgage.......................      216,095              300,953                259,092
                                                    ========             ========               ========

  Summary of above loans due after one year:
     Total fixed rate due after one year.......                          $415,275
     Total adjustable rate due after one year..                           270,941
                                                                         --------
      Total loans due after one year...........                          $686,216
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

Investment Securities

  The Company's investment securities portfolio serves several essential functions, such as providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required for certain deposits. As a result, the Company has segmented its investment securities portfolio to identify those securities that could possibly be used in future asset/liability restructuring (securities available for sale). Average investment securities, which includes securities held to maturity and securities available for sale, increased $63,762,000 or 29.53% in 2000, compared to an increase of $18,320,000 or 9.27% in 1999. During 2000 and 1999, average investment securities comprised 18.96% and 17.62%, respectively, of average interest earning assets and 17.78% and 16.38%, respectively, of average total assets.

  At December 31, 2000, investment securities with fair value of approximately $275 million were identified as securities available for sale. These securities are carried at fair value with unrealized gains, net of deferred income taxes, reflected as a component of shareholders' equity.

  The tables below present the carrying values and the relative composition of investment securities, included in the available for sale and held to maturity portfolios, at December 31, 2000 and 1999.


                         AVAILABLE FOR SALE SECURITIES
                   (Amounts in thousands, except percentages)


                                                          2000                         1999
                                                 -----------------------       ----------------------
                                                 Carrying     % of total       Carrying     % of total
                                                    value     securities          value     securities

  U.S. Treasury and U.S.
    Government agencies....................      $156,032       53.02%          $105,372       44.54%
  State, county, and municipal securities..        32,893       11.18             24,345       10.29
  Mortgage-backed securities...............        14,780        5.02             13,951        5.90
  Other debt securities....................        61,599       20.93             47,926       20.26
  Equity securities........................         9,656        3.28              8,283        3.50
                                                 --------       -----           --------       -----
    Total investment securities............      $274,960       93.44%          $199,877       84.48%
                                                 ========       =====           ========       =====

                          HELD TO MATURITY SECURITIES
                   (Amounts in thousands, except percentages)


                                                          2000                         1999
                                                 -----------------------       ----------------------
                                                 Carrying     % of total       Carrying     % of total
                                                    value     securities          value     securities

     U.S. Treasury and U.S.
        Government agencies...................    $     0        0.00%          $ 3,887        1.64%
     State, county, and municipal securities..     17,108        5.81            30,384       12.84
     Mortgage-backed securities...............        233        0.08               488        0.21
     Other debt securities....................      1,963        0.67             1,955        0.83
                                                  -------        ----           -------       -----
        Total investment securities...........    $19,304        6.56%          $36,714       15.52%
                                                  =======        ====           =======       =====


  The Company and the Banks did not have investments with a single issuer in the aggregate exceeding 10% of the Company's shareholders' equity at December 31, 2000, 1999, and 1998, except for the U.S. Treasury and U.S. Government agencies securities as shown in the table above.

  The table below presents contractual maturities and yields of the debt securities included in the Company's investment securities portfolio at December 31, 2000. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with and without call or prepayment penalties.


             INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                     (Amounts in thousands, except yields)


                                                     After one but      After five but
                                 Within one year   within five years   within ten years   After ten years
                                 Carrying          Carrying            Carrying           Carrying
                                  value    Yield     value     Yield    value     Yield    value    Yield
                                 --------  ------  ---------  -------  --------  -------  --------  ------

Available for Sale (AFS):
 U.S. Treasury and U.S.
  Government agencies..........   $23,413   6.20%   $100,427    6.51%   $29,804    6.07%   $ 2,389   7.19%
 State, county, and municipal
  securities (1)...............     3,540   8.55      11,333    8.23     10,185    7.92      7,834   7.84
 Mortgage-backed securities....       528   5.60      13,971    7.04        281    6.72          -   0.00
 Other debt securities.........     4,227   5.62      34,854    7.05     19,803    6.38     12,371   7.28
                                  -------   ----    --------    ----    -------    ----    -------   ----
  Total debt securities-AFS....   $31,708   6.38%   $160,585    6.78%   $60,073    6.49%   $22,594   7.47%
                                  =======   ====    ========    ====    =======    ====    =======   ====

Held to Maturity (HTM):
 U.S. Treasury and U.S.
  Government agencies..........         -      -           -       -          -       -          -      -
 State, county, and municipal
  securities (1)...............     1,881   8.40      12,227    8.15      2,135    8.15        865   9.70
 Mortgage-backed securities....        92   6.48         141    7.09          -       -          -      -
 Other debt securities.........         -      -           -       -      1,963    7.67          -      -
                                  -------   ----    --------    ----    -------    ----    -------   ----
  Total debt securities-HTM....   $ 1,973   8.31%   $ 12,368    8.14%   $ 4,098    7.92%   $   865   9.70%
                                  =======   ====    ========    ====    =======    ====    =======   ====

(1) Yields on state, county, and municipal securities have been computed on a tax equivalent basis.


Deposits

  Average deposits by type, their relationship to total average deposits, and the average rate paid on deposits by type for the three years ended December 31, 2000 are as follows:


                                    DEPOSITS
                   (Amounts in thousands, except percentages)

                                               2000                         1999                          1998
                                               ----                         ----                          ----
                                              % of total                    % of total                     % of total
                                      Amount   deposits   Rate     Amount    deposits    Rate     Amount    deposits   Rate
                                   ----------  --------   ----   ----------  --------    ----   ----------  --------   ----
 Noninterest bearing demand
  deposits.......................  $  159,674   12.24%     N/A   $  154,992   13.71%      N/A   $  152,006   13.78%      N/A
 Interest bearing demand
  deposits.......................     377,391   28.92     3.64%     311,481   27.56      3.11%     288,866   26.19      3.24%
 Savings deposits................      74,838    5.73     2.89       68,001    6.02      2.81       68,458    6.20      3.23
 Individual retirement
  accounts.......................      72,567    5.56     5.79       70,531    6.24      5.65       73,338    6.65      5.98
 Certificates of deposit.........     620,451   47.55     5.93      525,246   46.47      5.38      520,444   47.18      5.82
                                   ----------  ------     ----   ----------  ------      ----   ----------  ------      ----
  Total average deposits.........  $1,304,921  100.00%    4.36%  $1,130,251  100.00%     3.88%  $1,103,112  100.00%     4.20%
                                   ==========  ======     ====   ==========  ======      ====   ==========  ======      ====


  The contractual maturities of certificates of deposit and individual retirement accounts of $100,000 or more as of December 31, 2000, are presented below.


                MATURITIES OF TIME DEPOSITS OF $100,000 OR MORE
                             (Amounts in thousands)


                  Three months or less...................  $ 75,017
                  Over three months through six months...    52,175
                  Over six months through twelve months..    81,607
                  Over twelve months.....................    31,681
                                                           --------
                    Total................................  $240,480
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


Short-Term Borrowings

  The following table sets forth information concerning balances and interest rates on the Company's Federal Home Loan Bank advances and federal funds purchased at the date and for the period indicated.

                                                At or for the year ended
                                                   December 31, 2000
                                               --------------------------
                                                 (Dollars in thousands)
     Federal Home Loan Bank advances:
      Average balance outstanding                         $79,822
      Maximum amount outstanding at any
          month-end during the period                      99,041
      Balance outstanding at end of  the period            84,017
      Weighted average interest rate
          during the period                                  6.21%
      Weighted average interest rate at
          end of period                                      6.35%


     Federal funds purchased:
      Average balance outstanding                         $19,805
      Maximum amount outstanding at any
          month-end during the period                      33,060
      Balance outstanding at end of  the period            42,857
      Weighted average interest rate
          during the period                                  6.64%
   Weighted average interest rate at
     end of period                                           6.53%

  There were no categories of short-term borrowings for which the average balance outstanding during the period was 30 percent or greater of shareholders' equity at the end of the period for 1999 or 1998.

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

  The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position and its interest sensitivity gap. Proceeds from such sales amounted to approximately $7,233,000 during 2000 and represent another source of liquidity to the Company. Principal payments on loans also provide the Company with another source of liquidity. The Company may also utilize its cash and due from banks, interest earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At December 31, 2000, the Company's cash and due from banks were $51,545,000, its interest earning deposits in other banks were $4,477,000, its federal funds sold were $2,550,000, and its investment securities designated as available for sale were $274,960,000. All of the above could be converted to cash on relatively short notice.

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

  The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of December 31, 2000.


                         INTEREST SENSITIVITY ANALYSIS
                     (Amounts in thousands, except ratios)


                                    0-90 days         91-365 days            One to five years        Over five years
                                     Current      Current     Cumulative    Current   Cumulative    Current   Cumulative
 Interest sensitive assets:
  Loans...........................  $ 455,723     $ 212,556   $  668,279    $457,590   $1,125,869   $106,540   $1,232,409
  Investment securities...........     35,744         9,732       45,476     146,093      191,569    102,695      294,264
  Interest earning deposits in
   other banks and federal
   funds sold.....................      7,027             -        7,027           -        7,027          -        7,027
                                    ---------     ---------   ----------    --------   ----------   --------   ----------
    Total interest sensitive
      assets......................  $ 498,494     $ 222,288   $  720,782    $603,683   $1,324,465   $209,235   $1,533,700
                                    =========     =========   ==========    ========   ==========   ========   ==========

 Interest sensitive liabilities:
  Interest bearing demand
   and savings deposits...........    466,669             -      466,669         498      467,167          -      467,167
  Certificates of deposit and
   individual retirement
   accounts of $100 or more.......     76,213       132,857      209,070      26,395      235,465      5,015      240,480
  Other certificates of deposit
   and individual retirement
   accounts.......................    116,304       272,325      388,629      63,183      451,812      8,559      460,371
  Federal funds purchased,
   short-term borrowings,
   and long-term debt.............    111,672        10,000      121,672       1,149      122,821      4,079      126,900
                                    ---------     ---------   ----------   ---------   ----------   --------   ----------
     Total interest sensitive
      liabilities.................  $ 770,858     $ 415,182   $1,186,040    $ 91,225   $1,277,265   $ 17,653   $1,294,918
                                    =========     =========   ==========    ========   ==========   ========   ==========

 Interest sensitivity gap.........   (272,364)     (192,894)    (465,258)    512,458       47,200    191,584      238,783

 Ratio of interest sensitive
  assets to interest sensitive
  liabilities.....................       0.65          0.54         0.61        6.62         1.04      11.85         1.18


  The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At December 31, 2000, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purposes of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income (see Item 7A - "Quantitative and Qualitative Disclosures About Market Risk"). Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

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

Market and Dividend Information

  The Company's common stock trades on the Nasdaq National Market under the symbol "CSBI". There were approximately 2,748 shareholders of record of the Company's common stock as of March 28, 2001.

  The following table sets forth the high and low bid prices of the Company's common stock as reported by the Nasdaq National Market and the cash dividends declared per share on the Company's common stock by quarter for 2000 and 1999.

                               MARKET INFORMATION

                                     2000                         1999
                         -----------------------------  ----------------------------
                                                Cash                         Cash
                         -----------------   dividends  -----------------  dividends
                          High       Low      declared    High      Low     declared
                         -------   -------    --------  -------   -------   --------
     Quarter Ended:

     March 31........    $25.250   $20.000      $0.13   $30.125   $22.625     $0.12
     June 30.........     21.750    18.500       0.13    27.500    22.000      0.12
     September 30....     21.875    17.125       0.13    25.000    20.875      0.12
     December 31.....     34.609    16.750       0.14    25.000    20.125      0.12

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

Summary of Quarterly Financial Data

  Presented below is a summary of the unaudited consolidated quarterly financial data for the years ended December 31, 2000 and 1999.

                       QUARTERLY FINANCIAL DATA SUMMARY
                 (Amounts in thousands, except per share data)

                                    2000 Quarters                     1999 Quarters
                         ---------------------------------   ---------------------------------
                         First     Second   Third   Fourth    First   Second   Third    Fourth
                         -----    --------  ------  ------   ------   ------   -----    ------
Interest income........  $31,654  $33,537  $33,555  $35,676  $26,178  $27,142  $27,840  $28,829
Net interest income....   17,640   18,217   18,641   18,556   15,364   15,873   16,279   16,670
Provision for loan
   losses..............      683      662      653    3,098      547      722      594      730
Income before income
 taxes.................    7,454    7,791    7,882    3,565    6,186    6,713    6,779    3,749
Net income.............    5,029    5,196    5,273    2,323    4,070    4,552    4,576    2,582
Net income per share:
 Basic.................     0.37     0.38     0.38     0.17     0.30     0.34     0.34     0.19
 Diluted...............     0.37     0.38     0.38     0.17     0.30     0.33     0.34     0.19
Weighted average
 common shares
 outstanding:
 Basic.................   13,606   13,739   13,740   13,714   13,493   13,509   13,531   13,376
 Diluted...............   13,686   13,842   13,846   13,822   13,674   13,575   13,602   13,452

  In the fourth quarter of 1999, the Company recorded merger integration charges of $2,908,000. These expenses were associated with the consolidation of the Company's two headquarters into one location and the costs associated with building a single identity for its twelve affiliates.

  In the fourth quarter of 2000, the Company recorded a provision for loan losses of $3,098,000. The increased provision for loan losses related to increased net charge-offs, increased non-performing loans, and increased loan delinquencies for the quarter.

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

  The following table provides information about the Company's on-balance sheet financial instruments and derivative financial instruments used for purposes other than trading that are sensitive to changes in interest rates. For loans, investment securities, and liabilities with contractual maturities, the table presents principal cash flows and related weighted-average interest rates by contractual maturities adjusted for prepayment assumptions based on the Company's historical experience and anticipated results of the impact of interest-rate fluctuations on the prepayment of mortgage-backed securities. Equity securities, with a fair value of $9,656,000 at December 31, 2000, are not included, as they are not sensitive to changes in interest rates. For interest bearing deposits that have no contractual maturity, the table presents principal cash flows based on the Company's historical experience and management's judgment, as applicable, concerning their most likely withdrawal behaviors. For interest rate swaps and interest rate floors, the table presents notional amounts and, as applicable, weighted-average interest rates by contractual maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

  Weighted-average variable rates represent the variable rates in effect at December 31, 2000.


        ON-BALANCE SHEET FINANCIAL INSTRUMENTS BY EXPECTED MATURITY DATE
                   (Amounts in thousands, except percentages)

                                                                                                         Fair               Fair
                                                                                  There-      Total      Value      Total   Value
                               2001       2002        2003     2004       2005     after       2000       2000       1999    1999
Assets

Investment securities:
  Fixed rate               $ 28,395     11,991      32,196   58,588     22,952   126,344   $280,466    280,859   $231,758   225,963
  Average interest rate        5.78%      5.44%       5.82%    6.11%      6.08%     5.85%      5.58%         -       6.03%        -
  Variable rate                   -          -          73        -          -    13,725   $ 13,798     13,814   $ 11,021    10,751
  Average interest rate           -          -        6.70%       -          -      7.33%      7.33%         -       6.30%        -

Loans:
  Fixed rate               $222,233    134,119     130,379   89,284     51,620   104,180   $731,815    725,801   $667,261   663,452
  Average interest rate        9.07%      9.54%       9.80%    9.20%      9.02%     9.06%      9.30%         -       9.22%        -
  Variable rate            $190,711     41,025      30,875    8,203     24,024   205,756   $500,594    496,480   $363,112   361,006
  Average interest rate        7.23%      8.13%       8.42%   10.13%      8.71%     9.43%     10.22%         -       9.34%        -

Other interest bearing
  assets:
  Fixed rate                      -          -           -        -          -         -          -          -   $  1,980     1,980
  Average interest rate           -          -           -        -          -         -          -          -       5.78%        -
  Variable rate            $  7,027          -           -        -          -         -   $  7,027      7,027   $  9,876     9,876
  Average interest rate        5.67%         -           -        -          -         -       5.67%         -       4.91%        -


Liabilities

Interest bearing deposits
  and savings:             $  3,586      4,009       7,158    7,158      7,158   438,099   $467,167    467,167   $394,145   394,145
  Average interest rate        3.51%      3.51%       3.51%    3.51%      3.51%     3.51%      3.51%         -       2.97%        -

Time deposits:
  Fixed rate               $510,813    137,043      30,601    9,541      7,673     2,491   $698,162    700,313   $629,398   634,823
  Average interest rate        5.27%      5.31%       5.42%    4.86%      5.65%     4.82%      5.28%         -       5.47%        -
  Variable rate            $  2,274        413           2        -          -         -   $  2,689      2,697   $  1,259     1,282
  Average interest rate        4.74%      5.25%       5.37%       -          -         -       4.83%         -       4.87%        -

Federal funds purchased
 and other borrowings:
  Fixed rate                      -   $    938           -        -         26     4,079   $  5,043      5,140   $ 41,522    42,325
  Average interest rate           -       6.00%          -        -       8.75      5.83%      5.88%                 5.70%        -
  Variable rate            $113,713      7,960           -        -        184         -   $121,857    121,857   $ 11,022    11,022
  Average interest rate        6.21%      6.14%          -        -       6.14%        -       6.30%         -       5.88%        -


Interest Rate Derivatives

Interest rate swaps:
  Pay variable-federal
   funds rate              $ 10,000          -           -        -          -         -   $ 10,000        (41)  $ 15,000       211
  Average pay rate             5.51%         -           -        -          -         -       5.51%         -       5.02%        -
  Average receive rate         5.76%         -           -        -          -         -       5.76%         -       5.74%        -

  Pay variable-LIBOR              -          -           -        -          -         -          -          -   $  5,000        40
  Average pay rate                -          -           -        -          -         -          -          -       5.91%        -
  Average receive rate            -          -           -        -          -         -          -          -       5.88%        -

Purchased interest rate
  floors:                  $ 80,000     75,000      25,000        -          -         -   $180,000          5   $185,000       799
 Average strike rate           4.75%      4.50%       5.00%       -          -         -       4.68%         -       4.69%        -

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors and Shareholders
Century South Banks, Inc.:

  We have audited the accompanying consolidated balance sheets of Century South Banks, Inc. and subsidiaries ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century South Banks, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP
Atlanta, Georgia
January 19, 2001

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
            (Amounts in thousands, except share and per share data)



Assets:                                                                       2000        1999
                                                                           ----------  ----------
Cash and due from banks (note 3).......................................    $   51,545  $   65,373
Federal funds sold.....................................................         2,550       9,080
Interest earning deposits in other banks...............................         4,477       2,776
Investment securities (note 4):
  Available for sale...................................................       274,960     199,877
  Held to maturity (fair value: 2000 - $19,713 and 1999 - $36,837).....        19,304      36,714

Loans, net of unearned income (note 5).................................     1,232,409   1,030,373
  Less allowance for loan losses.......................................        18,396      15,183
                                                                           ----------  ----------
     Loans, net........................................................     1,214,013   1,015,190
                                                                           ----------  ----------

Premises, equipment and leasehold improvements, net (note 6)...........        32,286      30,318
Goodwill and other intangibles, net....................................        10,179       4,331
Other assets (notes 7 and 10)..........................................        32,872      29,743
                                                                           ----------  ----------
     Total assets......................................................    $1,642,186  $1,393,402
                                                                           ==========  ==========


Liabilities:

Deposits:
  Noninterest bearing demand deposits...................................   $  166,729  $  164,807
  Interest bearing deposits (note 8)....................................    1,168,018   1,024,802
                                                                           ----------  ----------
     Total deposits.....................................................    1,334,747   1,189,609
                                                                           ----------  ----------

Federal funds purchased.................................................       42,857      11,022
Federal Home Loan Bank advances and other borrowings (note 9)...........       84,043      41,522
Accrued expenses and other liabilities..................................       22,795      15,164
                                                                           ----------  ----------
     Total liabilities..................................................    1,484,442   1,257,317
                                                                           ----------  ----------
Shareholders' equity (notes 2, 11, 15, and 16):

Common stock - $1 par value.  Authorized 30,000,000 shares; issued
    14,016,005 shares in 2000, 13,562,051 in 1999, and outstanding
    13,652,871 shares in 2000 and 13,318,051 shares in 1999..............      14,016       13,562
Additional paid-in capital...............................................      48,290       40,530
Retained earnings........................................................     102,963       92,460
Common stock in treasury  (363,134 and 244,000 shares in 2000 and 1999,
     respectively), at cost..............................................      (7,927)      (5,872)
Unearned compensation - restricted stock awards..........................        (481)        (721)
Accumulated other comprehensive income (loss)  (note 18).................         883       (3,874)
                                                                           ----------   ----------
          Total shareholders' equity.....................................     157,744      136,085
                                                                           ----------   ----------
Commitments and contingencies (notes 2, 5, 11, 12, 17, and 20)...........
          Total liabilities and shareholders' equity.....................  $1,642,186   $1,393,402
                                                                           ==========   ==========

See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 2000, 1999, and 1998
                 (Amounts in thousands, except per share data)

                                                                 2000      1999      1998
                                                               --------  --------  --------
Interest income:
  Loans, including fees.....................................   $117,384  $ 95,408  $ 93,779
  Federal funds sold........................................        770     1,691     2,295
  Interest on deposits in other banks.......................        399       205       760
  Investment securities:
     Taxable................................................     14,955     9,605     8,604
     Nontaxable.............................................      2,714     3,081     3,202
                                                               --------  --------  --------
       Total interest income................................    136,222   109,990   108,640
                                                               --------  --------  --------

Interest expense:
  Deposits  (note 8)........................................     56,896    43,824    46,272
  Federal funds purchased...................................      1,317       551        42
  Long-term debt and other borrowings.......................      4,955     1,428       574
                                                               --------  --------  --------
       Total interest expense...............................     63,168    45,803    46,888
                                                               --------  --------  --------

       Net interest income..................................     73,054    64,187    61,752

Provision for loan losses  (note 5).........................      5,096     2,593     3,425
                                                               --------  --------  --------

       Net interest income after provision for loan losses..     67,958    61,594    58,327
                                                               --------  --------  --------

Noninterest income:
  Service charges on deposit accounts.......................      7,790     6,674     7,146
  Securities gains, net  (note 4)...........................         85       474       393
  Other operating income  (notes 2 and 14)..................      7,503     5,759     9,018
                                                               --------  --------  --------
       Total noninterest income.............................     15,378    12,907    16,557
                                                               --------  --------  --------

Noninterest expense:
  Salaries and employee benefits (note 11)..................     31,720    27,129    26,891
  Occupancy and equipment expense, net......................      7,620     7,157     6,563
  Other operating expenses  (note 14).......................     17,304    16,787    16,068
                                                               --------  --------  --------
       Total noninterest expense............................     56,644    51,073    49,522
                                                               --------  --------  --------

       Income before income taxes...........................     26,692    23,428    25,362

Income tax expense  (note 10)...............................      8,871     7,648     8,168
                                                               --------  --------  --------

       Net income...........................................   $ 17,821  $ 15,780  $ 17,194
                                                               ========  ========  ========

Net income per common share:
     Basic..................................................      $1.30     $1.17     $1.28
     Diluted................................................      $1.29     $1.16     $1.26

Weighted average common shares outstanding:
     Basic..................................................     13,700    13,490    13,430
     Diluted................................................     13,770    13,590    13,626


See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
             For the years ended December 31, 2000, 1999, and 1998
                 (Amounts in thousands, except per share data)

                                                                                 Unearned                 Accumulated
                                                         Additional                Com-                      other
                              Comprehensive    Common      paid-in    Retained   pensation   Treasury    comprehensive
                                  income      stock (1)    capital    earnings    shares     stock(2)        income        Total
                              --------------  ---------  -----------  ---------  ---------  -----------  --------------  -----------
Balance at December 31,
 1997                                          $13,390      $39,716    $71,043    $    -      $  (306)       $   787       $124,630
Comprehensive income:
   Net income                     $17,194            -            -     17,194         -            -              -         17,194
   Other comprehensive
    income due to unrealized
    gains on investment
    securities                        293            -            -          -         -            -            293            293
                                  -------
      Total comprehensive
        income                    $17,487
                                  =======
Cash dividends declared -
 $0.4375 per share                                   -            -     (4,805)        -            -              -         (4,805)
Exercise of stock options                          163          673          -         -            -              -            816
Purchase of treasury stock                           -            -          -         -         (745)             -       $   (745)
Cash dividends of pooled
 subsidiary prior
 to acquisition                                      -            -       (722)        -            -              -           (722)
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1998                   $13,553      $40,389   $ 82,710     $   -      $(1,051)        $1,080       $136,681
Comprehensive income:
   Net income                     $15,780            -            -     15,780         -            -              -         15,780
   Other comprehensive
    loss due to unrealized
    losses on investment
    securities                     (4,954)           -            -          -         -            -         (4,954)        (4,954)
                                  -------
      Total comprehensive
        income                    $10,820
                                  =======
Cash dividends declared -
 $0.48 per share                                     -            -     (5,530)        -            -              -         (5,530)
Exercise of stock options                           77          513          -         -            -              -            590
Issuance of restricted
 stock awards                                       35          939          -      (974)           -              -              -
Forfeiture of restricted
stock awards                                        (4)        (137)         -       127            -              -            (14)
Amortization on restricted
 stock awards                                        -            -          -       126            -              -            126
Paid fractional shares for
 IBO                                                 -           (2)         -         -            -              -             (2)
Purchase of treasury stock                           -            -          -         -       (6,217)             -         (6,217)
Treasury shares issued in
 business combination                              (99)      (1,297)         -         -        1,396              -              -
Cash dividends of pooled
 subsidiary prior
 to acquisition                                      -            -       (500)        -            -              -           (500)
Sale of treasury shares of
 pooled subsidiary prior
 to acquisition                                      -          125          -         -            -              -            125
                                               ------------------------------------------------------------------------------------
Balance at December 31, 1999                   $13,562       $40,530  $ 92,460     $(721)     $(5,372)       $(3,874)      $136,085
Comprehensive income:
   Net income                      $17,821           -             -    17,821         -            -              -         17,821
   Other comprehensive
    income due to unrealized
    gains on investment
    securities                       4,757           -             -         -         -            -          4,757          4,757
                                    ------
      Total comprehensive
        income                     $22,578
                                   =======
Cash dividends declared -
 $0.53 per share                                     -             -    (7,318)        -            -              -         (7,318)
Exercise of stock options                           70           367         -         -            -              -            443
Forfeiture of restricted
 stock awards                                       (5)         (125)        -       130            -              -              -
Amortization on restricted
 stock awards                                        -             -         -       110            -              -            110
Paid fractional shares for
 Haywood                                             -           (12)        -         -            -              -            (12)
Purchase of treasury stock                           -             -         -         -       (7,927)             -         (7,927)
Treasury shares issued in
 business combination                             (744)       (5,628)        -         -        5,872              -              -
Acquisition of Haywood                             627        13,158         -         -            -              -         13,785
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2000                   $14,016       $48,290  $102,963     $(481)     $(7,927)          $883       $157,744

(1) Common shares issued: 14,016 shares at December 31, 2000, 13,562 shares at December 31, 1999, 13,553 shares at December 31, 1998, and 13,390 shares at December 31, 1997.
(2) Common stock held in treasury: 363 shares at December 31, 2000, 244 shares at December 31, 1999, 86 shares at December 31, 1998, and 59 shares at December 31, 1997.

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 2000, 1999, and 1998
                             (Amounts in thousands)

                                                                             2000         1999        1998
                                                                        ---------    ---------   ---------
Cash flows from operating activities:
  Net income.........................................................   $  17,821    $  15,780   $  17,194
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses.........................................       5,096        2,593       3,425
   Gains on sale of other real estate................................           -            -        (212)
   Depreciation......................................................       3,700        3,207       2,996
   Amortization and accretion, net...................................         (85)         347         874
   Securities gains,  net............................................         (85)        (474)       (393)
   Gain on sale of subsidiary bank...................................           -            -        (670)
   Gain on sale of branch............................................           -            -        (847)
   Deferred income tax benefit.......................................      (1,600)        (790)       (397)
   Decrease (increase) in other assets...............................       3,241       (2,247)        902
   Increase in accrued expenses and other liabilities................       5,631        2,552         554
                                                                        ---------    ---------   ---------
     Net cash provided by operating activities.......................      33,719       20,968      23,426
                                                                        ---------    ---------   ---------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale....       7,233        8,018       1,059
  Principal collections and maturities of investment securities
   available for sale................................................      34,099       43,501      82,726
  Principal collections and maturities of investment securities held
   to maturity.......................................................       2,491        4,089      16,336
  Proceeds from maturities of interest earning deposits with banks...     177,324      197,711     192,033
  Purchases of investment securities held to maturity................           -            -      (7,878)
  Purchases of investment securities available for sale..............     (63,134)    (101,518)    (70,502)
  Investment in interest earning deposits with banks.................    (178,545)    (195,496)   (167,854)
  Proceeds from sales of other real estate...........................       1,063        3,184       3,549
  Net increase in loans..............................................     (96,043)    (108,988)    (80,429)
  Purchase of premises and equipment.................................      (4,213)      (4,897)     (4,157)
  Proceeds from sales of premises and equipment......................       1,219          182       1,425
  Net cash paid from sale of branch..................................           -            -     (15,065)
  Net cash paid in purchase acquisition..............................     (12,805)           -           -
  Net cash disbursed for sale of bank subsidiary.....................           -            -     (10,984)
  Purchase of life insurance contracts...............................           -            -      (2,284)
                                                                        ---------    ---------   ---------
     Net cash used in investing activities...........................    (131,311)    (154,214)    (62,025)
                                                                        ---------    ---------   ---------
Cash flows from financing activities:
  Net increase in deposits...........................................      28,390       94,383      42,533
  Net increase (decrease) in federal funds purchased.................      31,501       11,022        (160)
  Proceeds from issuance of long-term debt and other borrowings......      77,924       29,778      16,595
  Payments on long-term debt and other borrowings....................     (46,397)      (5,905)     (8,767)
  Dividends paid to shareholders.....................................      (6,700)      (5,435)     (5,392)
  Proceeds from issuance of common stock.............................         443          590         842
  Sale of treasury stock.............................................           -          125           -
  Purchase of treasury stock.........................................      (7,927)      (6,217)       (757)
                                                                        ---------    ---------   ---------
     Net cash provided by financing activities.......................      77,234      118,341      44,894
                                                                        ---------    ---------   ---------
     Net (decrease) increase in cash and cash equivalents............     (20,358)     (14,905)      6,295
Cash and cash equivalents at beginning of year.......................      74,453       89,358      83,063
                                                                        ---------    ---------   ---------
Cash and cash equivalents at end of year.............................   $  54,095    $  74,453   $  89,358
                                                                        =========    =========   =========

Supplemental disclosures of cash paid during the year for:
  Interest...........................................................   $  59,823    $  45,334   $  46,706
                                                                        =========    =========   =========
  Income taxes.......................................................   $   5,079    $   9,634   $   8,075
                                                                        =========    =========   =========
Supplemental schedule of noncash investing and financing activities:
  Real estate acquired through foreclosure...........................   $   2,906    $   1,924   $   7,180
                                                                        =========    =========   =========
  Real estate sold and financed by the Company.......................   $     949    $     766   $   2,031
                                                                        =========    =========   =========
  Issuance of common stock in purchase acquisition...................   $  13,785    $       -   $       -
                                                                        =========    =========   =========

See accompanying notes to consolidated financial statements.

                   Century South Banks, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                       December 31, 2000, 1999, and 1998


Note 1.  Summary of Significant Accounting Policies

  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following is a description of the more significant of those policies.

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

Basis of Financial Statement Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiaries. The Company has twelve wholly-owned bank subsidiaries predominantly involved in commercial banking activities. All significant intercompany accounts and transactions are eliminated in consolidation.

  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. At December 31, 2000, the Company did not have any securities with other than temporary impairment for which a new cost basis had been established.

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

Derivative Financial Instruments

  The Company uses derivative financial instruments to swap floating rate assets or liabilities to a fixed rate and to hedge the interest rate spread between assets and liabilities. These transactions serve to better match the repricing characteristics of various assets and liabilities, reduce spread risk, adjust overall rate sensitivity, and enhance net interest income.

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

  Commencing January 1, 2001, the Company will carry its derivative financial instruments at fair value with such changes in fair value recognized as a component of earnings in accordance with SFAS No. 133.

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


Stock-Based Compensation

  The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB Opinion 25"), and related interpretations. In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), was issued. SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion 25 for recognizing stock-based compensation expense in the basic financial statements. However, companies are encouraged to adopt a new accounting method based on the estimated fair value of stock-based compensation. Companies that do not follow the new fair value based method are required to provide expanded disclosures in the notes to the financial statements. The Company has elected to continue to apply the provisions of APB Opinion 25 and follow the disclosure provisions of SFAS No. 123.


Earnings Per Share

  Basic EPS excludes dilution and is computed by dividing net income by the weighted average shares outstanding. Diluted EPS is computed by dividing net income by the weighted average shares outstanding plus 70,000, 100,000, and 196,000 potential shares in 2000, 1999, and 1998, respectively, upon the potential exercise of dilutive options assuming the exercise proceeds have been used to repurchase shares pursuant to the treasury stock method.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of SFAS No. 133, as amended, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on its present level of derivative instruments and activity thereof, the Company does not expect that SFAS No. 133 will materially affect the Company's consolidated financial statements.

  In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilites after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its consolidated financial statements.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)



Note 2.  Business Combinations


  On February 15, 2000, the Company completed a merger with Lanier Bankshares, Inc. and its subsidiary bank, Lanier National Bank, ("LBI") located in Gainesville, Georgia. The Company issued 1,766,021 shares of its common stock in exchange for all issued and outstanding shares of LBI. The acquisition was accounted for as a pooling of interests and, accordingly, all financial information preceding the date of acquisition has been restated to include the financial position and results of operations of the acquired entity. The Company's consolidated financial statements for the years ended December 1999 and 1998 have been restated for the merger with LBI as follows
(amounts in thousands).

                                                                  1999     1998
               Interest  income:
               Company prior to pooling restatement...          $100,439  $ 99,479
               LBI....................................             9,551     9,161
                                                                --------  --------
                         Total interest income........          $109,990  $108,640
                                                                ========  ========

               Net interest income:
               Company prior to pooling restatement...          $ 59,005  $ 56,867
               LBI....................................             5,182     4,885
                                                                --------  --------
                         Total net interest income....          $ 64,187  $ 61,752
                                                                ========  ========

               Non Interest Income:
               Company prior to pooling restatement...          $ 12,157  $ 15,824
               LBI....................................               750       734
                                                                --------  --------
                         Total non interest income....          $ 12,907  $ 16,558
                                                                ========  ========

               Net Income:
               Company prior to pooling restatement...          $ 14,290  $ 15,378
               LBI....................................             1,490     1,816
                                                                --------  --------
                         Total net income.............          $ 15,780  $ 17,194
                                                                ========  ========

The previously separate operations of LBI for the January 1 through February 15, 2000 period are not material to the consolidated financial statements for the Company for the year ended December 31, 2000.

  Effective February 15, 2000, the Company acquired all of the issued and outstanding shares of Haywood Bancshares, Inc. ("Haywood"), a one-bank holding company in western North Carolina for a purchase price of approximately $26,854,000 which included 626,469 shares of the Company's common stock at $22.0043 per share, approximately $2,000 of cash in lieu of fractional shares, approximately $13,264,000 in cash and other acquisition costs of approximately $224,000. The acquisition was accounted for using the purchase method of accounting and, hence, the results of operations of Haywood have been included in the consolidated financial statements from the aforementioned effective date. The assets and liabilities of Haywood, including purchase accounting adjustments, as of the date of acquisition were as follows:

          Loans, net              $109,833,000
          Other earning assets      31,714,000
          Other assets               8,458,000
          Goodwill                   6,052,000
                                  ------------
                                   156,057,000

          Deposits                 116,748,000
          Other liabilities         12,034,000
                                  ------------

               Purchase price     $ 27,275,000
                                  ============


                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  Goodwill of $6.1 million arising from the transaction is being amortized on a straight-line basis over an expected life of 20 years. During the year ended December 31, 2000, the Company recorded, by charges to operations, approximately $300,000 of goodwill amortization relating to the Haywood transaction.

  The following summarizes the unaudited pro forma consolidated results of operations assuming Haywood had been acquired in a purchase accounting transaction on January 1, 1999:



                                                             For the year ended
                                                                December 31,
                                                                    1999
                                                             ------------------

                      Interest income                              $119,296,000
                                                                   ============

                      Net interest income                          $ 67,969,000
                                                                   ============

                      Noninterest income                           $ 13,661,000
                                                                   ============

                      Net income                                   $ 16,169,000
                                                                   ============

                      Diluted net income per share based
                        on weighted average outstanding
                        shares of 13,590,288 for the year
                        ended December 31, 1999                    $       1.19
                                                                   ============

  The pro forma results of operations for the years ended December 31, 2000 are not presented because the acquisition was completed near the beginning of the year.

  On November 30, 1998, the Company sold its subsidiary, First National Bank of Union County, to Appalachian Bancshares, Inc. in Ellijay, Georgia, for a sales price of $6,100,000, resulting in a net gain of $670,000.


Note 3.  Restricted Cash

  Aggregate reserves (in the form of deposits with the Federal Reserve Bank and vault cash) of approximately $12,683,000 and $7,371,000 were maintained to satisfy regulatory requirements as of December 31, 2000 and 1999, respectively.

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Note 4.  Investment Securities

  The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by security type are as follows (in thousands):


                                                                 December 31, 2000
                                                ---------------------------------------------------
                                                                 Gross        Gross
                                                Amortized     Unrealized    Unrealized     Market
                                                  Cost           Gains        Losses       Value
                                                ---------     ----------    ----------    ---------
Available for sale:
  U.S. Treasury and U.S. Government agencies..   $155,341       $1,678          $  986     $156,032
  State, county and municipal securities......     32,355          675             138       32,893
  Mortgage-backed securities..................     14,672          170              63       14,780
  Other debt securities.......................     61,395          556             352       61,599
  Equity securities...........................      9,825            -             168        9,656
                                                 --------       ------          ------     --------
     Totals...................................   $273,587       $3,079          $1,707     $274,960
                                                 ========       ======          ======     ========

Held to maturity:
  U.S. Treasury and U.S. Government agencies..   $      -       $    -        $    -       $      -
  State, county and municipal securities......     17,108          380             1         17,487
  Mortgage-backed securities..................        233            1             1            233
  Other debt securities.......................      1,963           30             -          1,993
                                                 --------       ------        ------       --------
     Totals...................................   $ 19,304       $  411        $    2       $ 19,713
                                                 ========       ======        ======       ========


                                                                December 31, 1999
                                                ---------------------------------------------------
                                                                Gross         Gross
                                                Amortized    Unrealized    Unrealized      Market
                                                  Cost          Gains        Losses         Value
                                                ---------    ----------    ----------      --------
Available for sale:
  U.S. Treasury and U.S. Government agencies..   $109,379        $   65        $4,072      $105,372
  State, county and municipal securities......     24,265           441           361        24,345
  Mortgage-backed securities..................     14,115            62           226        13,951
  Other debt securities.......................     49,912            20         2,005        47,926
  Equity securities...........................      7,776           581            74         8,283
                                                 --------        ------        ------      --------
     Totals...................................   $205,447        $1,168        $6,738      $199,877
                                                 ========        ======        ======      ========

Held to maturity:
  U.S. Treasury and U.S. Government agencies..   $  3,887        $   10        $  189      $  3,708
  State, county and municipal securities......     30,384           324           434        30,274
  Mortgage-backed securities..................        488             5             5           488
  Other debt securities.......................      1,955            66             -         2,021
                                                 --------        ------        ------      --------
     Totals...................................   $ 36,714        $  405        $  627      $ 36,837
                                                 ========        ======        ======      ========


                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)



  Included as a component of amortized cost is the unamortized portion of unrealized gains, which occurred when the Company transferred available for sale securities to the held to maturity category in previous years. These amounts approximated $40,000 and $60,000 at December 31, 2000 and 1999, respectively.

  The amortized cost and estimated fair values of investment securities at December 31, 2000, by contractual maturity, are shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities and other investment securities, which have prepayment provisions, are assigned to maturity categories based on their estimated average lives.


                                                 Available for sale      Held to maturity
                                                Amortized  Estimated   Amortized  Estimated
                                                  cost     fair value    cost     fair value
                                                ---------  ----------  ---------  ----------

      Due in one year or less.................   $ 31,730    $ 31,708    $ 1,972     $ 1,982
      Due after one year through five years...    158,691     160,585     12,369      12,632
      Due after five years through ten years..     59,865      59,673      4,098       4,195
      Due after ten years.....................     13,477      13,338        864         904
      Equity securities.......................      9,825       9,656          -           -
                                                 --------    --------    -------     -------
          Totals..............................   $273,587    $274,960    $19,304     $19,713
                                                 ========    ========    =======     =======


  Proceeds from sales of securities available for sale during 2000, 1999, and 1998 were $7,233,000, $8,018,000, and $1,059,000, respectively. Securities gains, net for 2000, 1999, and 1998 included gross realized gains of approximately $87,000, $474,000, and $396,000, and gross realized losses of approximately $2,000, $0, and $3,000, respectively.

  Securities with a carrying value of approximately $197,799,000 in 2000 and $166,221,000 in 1999, respectively, were pledged to secure public funds on deposit and for other purposes as required by law.

Note 5.  Loans

  Loans outstanding, by classification, at December 31, 2000 and 1999 are summarized as follows (in thousands):


                                                           2000       1999
                                                     ----------  ----------
          Commercial, financial, and agricultural..  $  155,869  $  146,011
          Real estate - construction...............     192,682     155,131
          Real estate - mortgage...................     776,140     616,275
          Consumer installment.....................     108,726     113,531
                                                     ----------  ----------
               Gross loans.........................   1,233,417   1,030,948
                                                     ----------  ----------
          Less:
            Unearned income........................       1,008         575
            Allowance for loans losses.............      18,396      15,183
                                                     ----------  ----------
               Net loans...........................  $1,214,013  $1,015,190
                                                     ==========  ==========

  At December 31, 2000 and 1999, the Company was servicing commercial loans for others totaling $6,218,000 and $7,490,000, respectively.

  At December 31, 2000, outstanding commitments included commitments to fund commercial, consumer, real estate - construction, and real estate - mortgage loans of approximately $132,538,000. It is the opinion of management that such commitments do not involve more than the normal credit risk.

                    Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  Transactions in the allowance for loan losses are summarized as follows for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                            2000      1999     1998
                                                          -------   -------   -------
          Balance at beginning of year..................  $15,183   $14,108   $13,690
          Provision charged to operating expense........    5,096     2,593     3,425

          Loans charged off.............................   (4,201)   (2,831)   (3,252)
          Recoveries....................................      940     1,313       803
          Allowance for loan losses of bank subsidiary
           purchased (sold).............................    1,378         -      (558)
                                                          -------   -------   -------
          Balance at end of year........................  $18,396   $15,183   $14,108
                                                          =======   =======   =======

  Nonaccrual loans amounted to $10,907,000 at December 31, 2000 and $5,153,000 at December 31, 1999. The approximate effect on interest income of nonaccrual loans for the years ended December 31, 2000, 1999, and 1998 is summarized as follows (in thousands):



                                               2000    1999    1998
                                              ------  ------  ------
          Interest at contractual rate......  $2,187  $1,444  $1,465
          Less interest recorded as income..   1,571   1,106   1,194
                                              ------  ------  ------
          Reduction of interest income......  $  616  $  338  $  271
                                              ======  ======  ======


  Impaired loans and related amounts included in the allowance for loan losses at December 31, 2000 and 1999 are as follows (in thousands):

                                                   2000              1999
                                           -------------------   -------------------
                                           Principal             Principal
                                            Balance  Allowance    Balance  Allowance
                                           --------- ---------   --------- ---------
Impaired loans, with a related allowance..   $5,554     $970       $3,507     $654
Impaired loans, without allowance.........        -        -            -        -
                                             ------     ----       ------     ----
 Total impaired loans.....................   $5,554     $970       $3,507     $654
                                             ======     ====       ======     ====

  The allowance amounts were primarily determined using the fair value of the related collateral.

  The average recorded investment in impaired loans for the years ended December 31, 2000, 1999, and 1998 was $5,535,000, $3,520,000, and $4,926,000,
respectively. Interest income of approximately $228,000, $269,000, and $433,000 was recognized on impaired loans for the years ended December 31, 2000, 1999, and 1998, respectively.

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  The Company has direct and indirect loans outstanding to certain executive officers, directors, and principal holders of equity securities (including their associates). All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 2000 (in thousands):


               Balance at December 31, 1999..................  $ 50,221
               Adjustment due to changes in related parties..    (4,415)
               Adjustment due to acquisition of LBI..........     1,847
                                                               --------
               Adjusted balance at December 31, 1999.........    47,653
                                                               --------

               New loans.....................................    34,047
               Repayments....................................   (16,226)
                                                               --------
               Balance at December 31, 2000..................  $ 65,474
                                                               ========


Note 6.  Premises, Equipment, and Leasehold Improvements

  Premises, equipment, and leasehold improvements at December 31, 2000 and 1999 are summarized as follows (in thousands):

                                                                2000    1999
                                                              -------  -------
            Land............................................  $ 7,240  $ 4,871
            Buildings and improvements......................   27,475   25,119
            Furniture and equipment.........................   20,485   21,370
            Leasehold improvements..........................      426      471
            Construction in progress........................       20      336
                                                              -------  -------
                                                               55,646   52,167
            Less accumulated depreciation and amortization..   23,360   21,849
                                                              -------  -------
            Premises, equipment, and leasehold
               improvements, net............................  $32,286  $30,318
                                                              =======  =======

Note 7.  Real Estate Acquired Through Foreclosure

  Real estate acquired through foreclosure, in the net amount of $2,213,000 and $2,763,000 at December 31, 2000 and 1999, respectively, is included in other assets.


Note 8.  Interest Bearing Deposits

  A summary of interest bearing deposits at December 31, 2000 and 1999 is as follows (in thousands):

                                                           2000      1999
                                                       ----------  ----------
  Interest bearing demand deposits...................  $  187,615  $  159,285
  Money market accounts..............................     206,701     171,697
  Savings deposits...................................      72,851      63,163
  Certificates of deposit and individual retirement
     accounts of $100 or more........................     240,480     215,610
  Other individual retirement accounts...............      58,346      56,183
  Other certificates of deposit......................     402,025     358,863
                                                       ----------  ----------
     Total deposits..................................  $1,168,018  $1,024,802
                                                       ==========  ==========

                    Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  Interest expense on certificates of deposit and individual retirement accounts of $100,000 or more was approximately $13,735,000, $10,323,000, and $10,499,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

Note 9.  Federal Home Loan Bank Advances and Other Borrowings

  A summary of Federal Home Loan Bank advances and other borrowings at December 31, 2000 and 1999 is as follows (in thousands):

                                                                                      2000     1999
                                                                                    -------  -------
  Federal Home Loan Bank credit facilities with maximum borrowings of  up to $186,000 secured by qualified real estate loans:
       Fixed rate of 7.74%, with monthly principal payments of $8,391
          maturing September 1, 2006..........................................      $   579  $   680
       Fixed rate of 6.00%, with monthly principal payments of $2,019
          maturing March 13, 2003.............................................          938      961
       Fixed rate of 5.51%, maturing June 23, 2008............................        3,500    3,500
       Fixed rate of 5.16%, maturing November 20, 2000........................            -    5,000
       Fixed rate of 5.11%, maturing November 20, 2000........................            -    5,000
       Fixed rate of 5.86%, maturing February 18, 2000........................            -   15,000
       Fixed rate of 5.86%, maturing February 18, 2000........................            -   10,000
       Daily rate credit, maturing daily with interest tied to a federal funds rate (6.35% and 5.10% at December 31, 2000 and 1999,
        respectively).........................................................       79,000    1,350
                                                                                    -------   ------
          Total Federal Home Loan Bank advances...............................       84,017   41,491

  Other notes payable with a fixed rate of 8.75%, maturing on May 4, 2005.....           26       31
                                                                                    -------  -------
          Total Federal Home Loan Bank advances and
           other borrowings...................................................      $84,043  $41,522
                                                                                    =======  =======

  The provisions of the loan and security agreements associated with certain of the promissory notes restrict, within specified limits, the Company from, among other things, incurring borrowings and the sale or transfer of assets without prior written consent. At December 31, 2000, the Company was in compliance with the covenants of the aforementioned loan and security agreements.

  The Company refinanced the daily rate credit advances of $79 million on January 14, 2001 at a fixed rate of 5.40%, maturing on January 14, 2002.

  Required principal payments on Federal Home Loan Bank advances and other borrowings for years subsequent to December 31, 2000, considering the aforementioned refinancing, are as follows (in thousands): 2001 - $5; 2002 - $79,005; 2003 - $943; 2004 - $5; 2005 - $6; and thereafter $4,079.

Note 10.  Income Taxes

  The components of the provision for income tax expense (benefit) consist of the following for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                                     2000     1999    1998
                                                    ------   ------   ------
          Current:
            Federal...............................  $4,943   $8,197   $7,810
            State.................................     126      300      755
                                                    ------   ------   ------
               Total current expense..............   5,069    8,497    8,565
                                                    ------   ------   ------
          Deferred:
            Federal...............................   3,986     (723)    (344)
            State.................................    (184)    (126)     (53)
                                                    ------   ------   ------
               Total deferred benefit.............   3,802     (849)    (397)
                                                    ------   ------   ------
                Total provision for income taxes..  $8,871   $7,648   $8,168
                                                    ======   ======   ======

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  The following is a summary of the differences between the income tax expense as shown in the consolidated statements of income and income tax expense that would result from applying the statutory Federal income tax rate of 35% in 2000, 1999, and 1998 to income before income taxes (in thousands):


                                                       2000      1999     1998
                                                      ------   -------   -------
Computed "expected" tax expense....................   $9,342   $ 8,200   $ 8,877
Increase (decrease) resulting from:
 Tax-exempt interest...............................     (963)   (1,196)   (1,106)
 Amortization of goodwill and other intangibles....      213       106       197
 Acquisition costs.................................       16       193        12
State income tax, net of federal income tax
  benefit..........................................      (37)      113       456
 Tax-exempt portion of gain on sale of subsidiary..        -         -      (238)
 Other, net........................................      300       232       (30)
                                                      ------   -------   -------
Total provision for income taxes...................   $8,871   $ 7,648   $ 8,168
                                                      ======   =======   =======


  The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2000 and 1999 are presented below (in thousands):


                                                              2000    1999
                                                             ------  -------
       Deferred income tax assets:

          Deferred compensation...........................   $1,194  $   327
          Allowance for loan losses.......................    6,277    5,453
          Unearned income.................................      368      186
          Net operating losses............................      131      513
          Equity in operations of partnership.............      351        -
          Net unrealized losses on investment securities..        -    2,298
          Other...........................................      335      429
                                                             ------  -------
            Total gross deferred income tax assets........   $8,656  $ 9,206
                                                             ------  -------

       Deferred income tax liabilities:
          Deferred captive REIT income....................    4,958        -
          Net unrealized gains on investment securities...      521        -
          Depreciation....................................      899      823
          Other, net......................................      377      159
                                                             ------  -------
            Total gross deferred income tax liabilities...    6,755      982
                                                             ------  -------
               Net deferred income tax assets.............   $1,901  $ 8,224
                                                             ======  =======

  There was no valuation allowance for deferred tax assets at December 31, 2000 or 1999.

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

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  Consolidated Federal and Georgia tax net operating losses of approximately $350,000 at December 31, 2000 are available to offset future consolidated taxable income. The use of these carryforwards is limited to future consolidated taxable earnings and such carryforwards begin to expire in 2003.


Note 11.  Employee Benefits

(a)  Employee Benefit Plans

  The Company provides a contributory, trusteed 401(k) profit sharing and employee stock ownership plan to substantially all full-time employees. In April 1998, the Century South Bank employee stock ownership plan merged with the Century South Bank 401(k) plan. Other retirement plans of acquired subsidiaries merged with the surviving Century South Bank 401(k) plan in August 1998. Annual employer contributions to the plan are determined at the discretion of the Board of Directors of the Company and its subsidiaries. Contributions to the Company's 401(k) plan for 2000, 1999, and 1998 totaled approximately $625,000, $593,000, and $530,000, respectively.

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

  In July 1998, 233,000 shares of restricted stock were granted under the Executive Stock Plan. In October 1998, 4,000 shares were granted to become effective in 1999 subject to the attainment of certain performance measures. In 1999, 39,000 shares of restricted stock were granted under the Executive Stock Plan and 36,000 shares were forfeited. In 2000, 26,000 shares of restricted stock were granted under the Executive Stock Plan and 11,350 shares were earned
subject to certain vesting requirements as defined in the Plan.   Shares granted
under the Executive Stock Plan are not considered earned until the performance measures are met. Upon earning of the awards, the awards are subject to a service condition and vest over periods of up to ten years, including upon a change in control, as defined. The recipient of the awards is entitled to the dividends on shares once share awards are earned.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


  A summary of the status of the Company's ISOP and other fixed stock option plans as of December 31, 2000, 1999, and 1998 and changes during the years ended on those dates is presented below:

                                             2000                 1999                1998
                                      ------------------   -----------------    -----------------
                                                Weighted            Weighted             Weighted
                                                 Average             Average              Average
                                                Exercise            Exercise             Exercise
                                       Shares    Price     Shares    Price      Shares     Price
                                      -------   --------   ------   --------    ------   --------
Fixed Stock Options:
Outstanding at beginning of year....  341,084     $19.28  277,488     $13.52   372,471     $ 7.00
Granted.............................  138,000      19.92  145,941      23.82    65,000      30.23
Assumed in merger...................   77,852       9.05        -          -         -          -
Exercised...........................  (75,424)      5.11  (77,345)      7.28  (159,983)      5.11
Canceled............................  (10,000)     19.25   (5,000)     19.25         -          -
                                      -------     ------  -------     ------  --------     ------
Outstanding at end of year..........  471,512     $20.03  341,084     $19.28   277,488     $13.52
                                      =======     ======  =======     ======  ========     ------
Options exercisable at end of year..  343,512     $20.07  159,618     $15.93   231,963     $12.89
                                      =======     ======  =======     ======  ========     ======

  The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                 Weighted
                                      Weighted    Average                 Weighted
                          Range of    Average    Remaining                Average
              Number      Exercise    Exercise  Contractual    Number     Exercise
            Outstanding    Prices      Price       Life      Exercisable   Price
          -------------  -----------  --------  -----------  -----------  --------
             50,958       4.76- 5.68    $ 5.26         3.89       50,958    $ 5.26
            122,613      12.22-19.00     15.56         8.01       41,088     12.48
             84,500      20.62-22.50     20.76         9.29            -         -
            145,441      23.00-24.50     23.86         8.89        5,441     23.00
             43,000      26.00-28.50     28.33         7.67       40,000     28.50
             25,000      32.50-33.50     33.00         7.50       25,000     33.00

  The per share weighted-average fair value of stock options granted during 2000, 1999, and 1997 was $9.09, 11.09, and $14.29, respectively, using the Black Scholes option-pricing model with the following weighted-average assumptions: expected life of nine years, expected dividend yield of 3.04% in 2000, 2.02% in 1999, and 2.32% in 1998, risk free interest rate of 6.375% in 2000, 6.875% in
1999, and 6.25% in 1998, and an expected volatility of 48.26%, 37.90%, and 36.58%, for each of the years ended December 31, 2000, 1999, and 1998, respectively.

  The Company applies the provisions of APB Opinion No. 25 in accounting for the fixed stock option plans and accordingly, compensation costs using the fair-value based method provided by SFAS 123 for the options granted during the three years ended December 31, 2000, have not been recognized in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                             2000     1999     1998
                                           -------  -------  -------
          Net income:
            As reported..................  $17,821  $15,780  $17,194
            Pro forma....................   17,498   15,690   16,559

          Diluted net income per share:
            As reported..................  $  1.29  $  1.16  $  1.26
            Pro forma....................     1.27     1.15     1.21

  Pro forma amounts reflect only compensation cost for options granted in 2000, 1999, 1998, 1997, and 1996. The full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above.

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


Note 12.  Commitments and Contingencies

  In the normal course of business, the Company's various subsidiaries have entered into commitments to extend credit which are not reflected in the accompanying financial statements, including approximately $5,970,000 under standby letters of credit at December 31, 2000. It is the opinion of management that such commitments do not involve more than the normal credit risk.

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

  The following table presents information on the fair value of investment securities at December 31, 2000 and 1999 (in thousands):

                                                          2000                1999
                                                 --------------------  --------------------
                                                 Carrying   Estimated  Carrying   Estimated
                                                   Amount  Fair Value    Amount  Fair Value
                                                 --------    --------  --------  ----------
     Investment securities available for sale..  $274,960    $274,960  $199,877    $199,877
     Investment securities held to maturity....    19,304      19,713    36,714      36,837
                                                 --------    --------  --------    --------
       Total investment securities.............  $294,264    $294,673  $236,591    $236,714
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

  The following table presents information on the fair value of derivatives at December 31, 2000 and 1999 (in thousands):

                                                       2000                1999
                                              --------------------  --------------------
                                              Carrying   Estimated   Carrying   Estimated
                                               Amount    Fair Value   Amount   Fair Value
                                              --------   ----------  --------  ----------
          Interest rate swap agreements...      $  -         $ -      $  -        $(41)
          Purchased interest rate floors..       103          81       218           5
                                                ----         ---      ----        ----
             Total derivatives............      $103         $81      $218        $(36)
                                                ====         ===      ====        ====

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

  The following table presents information on the fair value of loans at December 31, 2000 and 1999 (in thousands):

                            2000                    1999
                   ----------------------  ----------------------
                    Carrying   Estimated    Carrying   Estimated
                     Amount    Fair Value    Amount    Fair Value
                   ----------  ----------  ----------  ----------
     Loans, net..  $1,214,013  $1,203,885  $1,015,190  $1,009,275
                   ==========  ==========  ==========  ==========

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

  The following table present information on the fair value of deposits at December 31, 2000 and 1999 (in thousands):

                                                                    2000                   1999
                                                          ----------------------  ----------------------
                                                           Carrying   Estimated    Carrying   Estimated
                                                            Amount    Fair Value    Amount    Fair Value
                                                          ----------  ----------  ----------  ----------
          Noninterest bearing demand deposits...........  $  166,729  $  166,729  $  164,807  $  164,807
          Savings and interest bearing demand accounts..     260,466     260,466     222,448     222,448
          Money market accounts.........................     206,701     206,701     171,697     171,697
          Certificates of deposit and individual
             retirement accounts:
                Maturing within twelve months or less...     597,127     598,622     491,912     494,322
                Maturing beyond one year................     103,724     104,388     138,745     141,783
                                                          ----------  ----------  ----------  ----------
                      Total deposits....................  $1,334,747  $1,336,906  $1,189,609  $1,195,057
                                                          ==========  ==========  ==========  ==========


  The fair value estimates do not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the credit markets. The table below presents at December 31, 2000 and 1999 (in thousands) (unaudited), the fair value that the Company's assets would increase if the fair value of the deposit base intangibles was included in the accompanying consolidated balance sheets.

                                                  2000    1999
                                                -------  -------
               Core deposit intangible........  $14,209  $38,778
               Less:  recorded amounts........      658      786
                                                -------  -------
                  Net increase in fair value..  $13,551  $37,992
                                                =======  =======

                  Century South Banks, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements - (Continued)


Federal Home Loan Bank Advances and Other Borrowings

  The fair value of the Company's Federal Home Loan Bank advances and other borrowings is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2000 and 1999, the fair value of Federal Home Loan Bank advances and other borrowings was $84,140,000 and $42,325,000, respectively. At December 31, 2000 and 1999, the carrying amount of Federal Home Loan Bank and other borrowings was $84,043,000 and $41,522,000 respectively.

Commitments

  The fair value of commitments to extend credit to fund commercial, consumer, real estate-construction, and real estate-mortgage loans is equal to the carrying amount of commitments outstanding at December 31, 2000 and 1999, which is not significant. This is based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

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


Note 14.  Supplementary Income Statement Information

  Components of other operating income and expenses in excess of 1% of total income for any of the respective years are as follows (in thousands):

                                                              2000    1999    1998
                                                             ------  ------  ------
          Income:
          Income associated with originating, and selling
            mortgage loans.................................  $2,966  $2,622  $2,987

         Expenses:
          Merger integration charges.......................  $    -  $2,908  $    -
          Computer services................................   2,432   1,959   1,634

  Rental expense on computers, buildings and office equipment, including cancelable leases, was $1,350,000, $1,118,000, and $879,000 for the years ended December 31, 2000, 1999, 1998, respectively.

  The merger integration charges were recorded in the fourth quarter of 1999. These expenses were associated with the consolidation of the Company's two headquarters into one location and the costs associated with building a single identity for its twelve affiliates. The Company's accrued expense relating to these merger integration charges amounted to $1,149,000 and $2,908,000 at December 31, 2000 and 1999, respectively. The Company expended approximately $1,759,000 during the year ended December 31, 2000 relating to these integration costs.

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Note 15.  Condensed Financial Information of Century South Banks, Inc.  (Parent
Only)

                            Condensed Balance Sheets
                             (Amounts in thousands)

                                                               2000       1999
                                                             --------   --------
Assets:
  Cash.....................................................  $  6,811   $ 15,248
  Investment in consolidated bank subsidiaries, at equity..   152,623    114,150
  Investment securities available for sale.................       671      1,160
  Loans, net...............................................       401      1,616
  Premises and equipment, net..............................       882      2,064
  Goodwill, net............................................     2,625      2,928
  Other intangible assets, net.............................       267        292
  Other real estate, net...................................         -        898
  Other assets.............................................     2,275      1,361
                                                             --------   --------
     Total assets..........................................  $166,555   $139,717
                                                             ========   ========
Liabilities:
  Other liabilities........................................  $  8,811   $  3,632
                                                             --------   --------
     Total liabilities.....................................     8,811      3,632
                                                             --------   --------
Shareholders' equity:
  Common stock.............................................    14,016     13,562
  Additional paid-in capital...............................    48,290     40,530
  Retained earnings........................................   102,963     92,460
  Common stock in treasury, at cost........................    (7,927)    (5,872)
  Unearned compensation - restricted stock awards..........      (481)      (721)
  Accumulated other comprehensive income (loss)............       883     (3,874)
                                                             --------   --------
     Total shareholders' equity............................   157,744    136,085
                                                             --------   --------
     Total liabilities and shareholders' equity............  $166,555   $139,717
                                                             ========   ========

                         Condensed Statements of Income
                             (Amounts in thousands)

                                                                  2000     1999       1998
                                                                 -------  -------    -------
Income:
  Dividends received from bank subsidiaries....................  $14,455  $20,396    $11,241
  Interest income..............................................      157      349         50
  Other income.................................................    6,661    6,645      9,184
                                                                 -------  -------    -------
     Total income..............................................   21,273   27,390     20,475
                                                                 -------  -------    -------
Expenses:
  Interest expense.............................................       82        8         27
  Salaries and employee benefits...............................    6,783    5,294      5,362
     Other expenses............................................    4,558    6,770      5,222
                                                                 -------  -------     ------
     Total expenses............................................   11,423   12,072     10,611
                                                                 -------  -------    -------

     Income before income taxes and equity in undistributed
      income of subsidiaries...................................    9,850   15,318      9,864

Income tax benefit - allocated from consolidated income tax
 return........................................................    1,410    1,542        526
                                                                 -------  -------    -------

     Income before equity in undistributed income (dividends
      in excess of income) of subsidiaries.....................   11,260   16,860     10,390

Equity in undistributed income (dividends in excess of income)
 of subsidiaries...............................................    6,561   (1,080)     6,804
                                                                 -------  -------    -------

     Net income................................................  $17,821  $15,780    $17,194
                                                                 =======  =======    =======

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


                       Condensed Statements of Cash Flows
                             (Amounts in thousands)

                                                                               2000       1999      1998
Cash flows from operating activities:
  Net income.............................................................  $ 17,821   $ 15,780   $17,194
  Adjustments to reconcile net income to net cash provided by operating activities:
     (Equity in undistributed income) dividends in excess of income of
      subsidiaries.......................................................    (6,561)     1,159    (6,502)
     Gain on sale of bank subsidiary.....................................         -          -      (670)
     Depreciation........................................................       413        297       186
     Amortization........................................................       385        381       631
     Provision for loan losses...........................................       (70)      (300)        -
     Decrease (increase) in other assets.................................     2,511     (1,997)   (2,199)
     Increase (decrease) in other liabilities............................     2,358      3,566     1,287
                                                                           --------   --------   -------
       Net cash provided by operating activities.........................  $ 16,857   $ 18,886   $ 9,927
                                                                           --------   --------   -------

Cash flows from investing activities:
  Purchase of investment securities available for sale...................       (80)    (1,035)   (1,188)
  Proceeds from sale of investment securities available for sale.........       352        687       665
  Purchase of premises and equipment.....................................      (344)    (1,531)     (762)
  Net decrease (increase) in loans.......................................     1,285      5,224    (6,540)
  Proceeds from sale of premises and equipment...........................     1,166         83       131
  Proceeds from sale of bank subsidiary..................................         -          -     6,100
  Net cash paid for purchase acquisition.................................   (13,346)         -         -
                                                                           --------   --------   -------
       Net cash (used in) provided by investing activities...............   (10,967)     3,428     1,594
                                                                           --------   --------   -------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt...............................     4,500          -     1,500
  Payments on long-term debt.............................................    (4,642)         -    (1,500)
  Payments on short-term borrowings......................................         -          -    (1,500)
  Proceeds from issuance of common stock.................................       442        590       842
  Dividends paid.........................................................    (6,700)    (5,435)   (5,392)
  Sale of treasury stock.................................................         -        125         -
  Purchase of treasury stock.............................................    (7,927)    (6,217)     (757)
                                                                           --------   --------   -------
       Net cash used in financing activities.............................   (14,327)   (10,937)   (6,807)
                                                                           --------   --------   -------

       Net (decrease) increase in cash...................................    (8,437)    11,377     1,526

Cash at beginning of year................................................    15,248      3,871     2,345
                                                                           --------   --------   -------

Cash at end of year......................................................  $  6,811   $ 15,248   $ 3,871
                                                                           ========   ========   =======

Supplemental disclosures of cash paid during year for:
  Interest...............................................................  $     82   $      8   $    27
                                                                           ========   ========   =======
  Income taxes...........................................................  $  5,079   $  9,634   $ 8,075
                                                                           ========   ========   =======

  Supplemental disclosures of noncash investing activities - issuance
   of common stock in purchase acquisition...............................  $ 13,785   $      -   $     -
                                                                           ========   ========   =======

                    Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  The amount of dividends paid to the Company from the subsidiary banks is limited by various banking regulatory agencies. The amount of cash dividends available from subsidiary banks for payment in 2001 without prior approval from the banking regulatory agencies, is approximately $10,508,000, subject to maintenance of required capital.

  As a result of these regulatory limitations, at December 31, 2000, approximately $142,115,000 of the Company's investment in net assets of subsidiary banks of $152,623,000 was restricted from transfer by subsidiary banks to the Company in the form of cash dividends.


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

  Quantitative measures established by regulation to ensure capital adequacy require the Company, on a consolidated basis, and the Company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

  As of December 31, 2000, the most recent notifications from The Federal Reserve Bank of Atlanta and the FDIC categorized the Company's subsidiary banks as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and its subsidiaries must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. Management is not aware of the existence of any conditions or events occurring subsequent to December 31, 2000, which would affect the Company's or the subsidiaries' well-capitalized classification.

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


  The Company's actual capital amounts and ratios are presented below on a consolidated basis and for each significant subsidiary (in thousands):

                                                                   To Be Well
                                                                   Capitalized
                                                 For Capital      Under Prompt
                                                  Adequacy          Corrective
                                  Actual          Purposes      Action Provisions
                              Amount   Ratio   Amount   Ratio    Amount    Ratio
                             --------  ------  -------  ------  -------  ---------
                                          (Greater Than or Equal To)
 As of December 31, 2000:
  Total Capital (to Risk
   Weighted Assets):
     Consolidated..........  $161,189   13.8%  $93,621    8.0%      N/A       N/A
     Coastal...............    18,717   11.8%   12,652    8.0%  $15,814      10.0%
     Carolinas.............    16,939   23.0%    5,900    8.0%    7,375      10.0%
     Dahlonega.............    14,872   14.1%    8,442    8.0%   10,552      10.0%
     Central...............    19,586   11.1%   14,060    8.0%   17,575      10.0%
     NE Ga.................    35,312   11.6%   24,441    8.0%   30,551      10.0%
  Tier 1 Capital (to Risk
   Weighted Assets):
     Consolidated..........  $146,514   12.5%  $46,810    4.0%      N/A       N/A
     Coastal...............    17,056   10.8%    6,326    4.0%  $ 9,489       6.0%
     Carolinas.............    16,012   21.7%    2,950    4.0%    4,425       6.0%
     Dahlonega.............    13,551   12.8%    4,221    4.0%    6,331       6.0%
     Central...............    17,483   10.0%    7,030    4.0%   10,545       6.0%
     NE Ga.................    31,535   10.3%   12,220    4.0%   18,330       6.0%
  Tier 1 Capital (to
   Average Assets):
     Consolidated..........  $146,514    9.0%  $64,916    4.0%      N/A       N/A
     Coastal...............    17,056    8.3%    8,180    4.0%  $10,226       5.0%
     Carolinas.............    16,012   10.3%    6,200    4.0%    7,750       5.0%
     Dahlonega.............    13,551    9.5%    5,711    4.0%    7,139       5.0%
     Central...............    17,483    7.6%    9,169    4.0%   11,461       5.0%
     NE Ga.................    31,535    8.7%   14,511    4.0%   18,139       5.0%

 As of December 31, 1999:
  Total Capital (to Risk
   Weighted Assets):
     Consolidated..........  $149,116   14.7%  $81,068    8.0%      N/A       N/A
     Coastal...............    16,240   11.3%   11,542    8.0%  $14,427      10.0%
     Dahlonega.............    13,474   13.6%    7,928    8.0%    9,910      10.0%
     Central...............    17,939   11.8%   12,191    8.0%   15,239      10.0%
     NE Ga.................    31,031   11.9%   20,858    8.0%   26,072      10.0%
  Tier 1 Capital (to Risk
   Weighted Assets):
     Consolidated..........  $136,408   13.5%  $40,534    4.0%      N/A       N/A
     Coastal...............    14,764   10.2%    5,771    4.0%  $ 8,656       6.0%
     Dahlonega.............    12,231   12.3%    3,964    4.0%    5,946       6.0%
     Central...............    16,086   10.6%    6,096    4.0%    9,143       6.0%
     NE Ga.................    27,768   10.7%   10,429    4.0%   15,643       6.0%
  Tier 1 Capital (to
   Average Assets)
     Consolidated..........  $136,408    9.9%  $55,080    4.0%      N/A       N/A
     Coastal...............    14,764    7.7%    7,673    4.0%  $ 9,591       5.0%
     Dahlonega.............    12,231    8.7%    5,618    4.0%    7,022       5.0%
     Central...............    16,086    8.2%    7,894    4.0%    9,868       5.0%
     NE Ga.................    27,768    8.7%   12,808    4.0%   16,010       5.0%

                   Century South Banks, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements - (Continued)


Note 17.  Off-balance Sheet Derivative Financial Instruments

  Derivative financial instruments, such as interest rate swaps and purchased floors, are components of the Company's risk management profile. The Company uses interest rate swap contracts as hedges against volatility in the variable rate loan portfolio. At December 31, 2000, the Company did not have any interest rate swap contracts.

  In addition, the Company has purchased interest rate floor contracts with aggregate notional amounts of $100,000,000 and with remaining maturities ranging from one to three years. Under the terms of these agreements, the Company will be reimbursed on a quarterly basis for decreases in the federal funds rate for any period during the agreement in which the federal funds rate falls below a specified strike rate. The strike rates on these agreements range from 4.5 to 5.0%. The carrying amount of premiums related to the purchase of these contracts amounted to $103,000, $218,000, and $235,000 at December 31, 2000,
1999, and 1998, respectively. Related premium amortization expense was approximately $122,000, $134,000, and $130,000 for 2000, 1999, and 1998,
respectively.

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


                                                                Pretax   Tax (Expense)  Net of Tax
                                                                Amount      Benefit       Amount
     (Amounts in thousands)
     2000:
     Net unrealized holding gains on investment securities
      available for sale arising during the year.............  $ 7,714        $(2,904)     $ 4,810
     Reclassification adjustment for net gains realized in
      net income.............................................       85            (32)          53
                                                               -------        -------      -------
         Other comprehensive income..........................  $ 7,629        $(2,872)     $ 4,757
                                                               =======        =======      =======

     1999:
     Net unrealized holding losses on investment securities
      available for sale arising during the years............  $(7,373)       $ 2,714      $(4,659)
     Reclassification adjustment for net gains realized in
      net income.............................................      474           (179)         295
                                                               -------        -------      -------
         Other comprehensive loss............................  $(7,847)       $ 2,893      $(4,954)
                                                               =======        =======      =======

     1998:
     Net unrealized holding gains on investment securities
      available for sale arising during the year.............  $   856        $  (318)     $   538
     Reclassification adjustment for net gains realized in
      net income.............................................      394           (149)         245
                                                               -------        -------      -------
         Other comprehensive income..........................  $   462        $  (169)     $   293
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

Note 20.  Merger Agreement with BB&T Corporation

  On December 4, 2000, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T"), a regional bank holding company with $56.7 billion in assets. Under the agreement, each share of common stock of the Company outstanding at the effective time will be converted into the right to receive 0.93 of a share of common stock of BB&T, plus cash in lieu of any fractional share of BB&T common stock. The merger, which is subject to the approval of the Company's shareholders and banking regulators, is expected to be completed in the second quarter of 2001. The transaction is expected to be accounted for as a pooling of interests.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no occurrence requiring a response to this Item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  The Directors of the Company are elected by the shareholders. Set forth below are the current Directors of Century South Banks, Inc. and a brief explanation of their principal occupation during the last five (5) years.

William H. Anderson, II - Age 63 - Director since 1997. Mr. Anderson has been the Chairman of CSBI since December 1997. Until that time, Mr. Anderson served as Chairman of Bank Corporation of Georgia ("BCG") prior to its merger into CSBI in December 1997. Mr. Anderson is also the Chairman of Southern Trust Insurance Company, Macon, Georgia. Mr. Anderson's son, H. T. Anderson, serves as a director of Central.

James R. Balkcom, Jr. - Age 56 - Director since 1997. Mr. Balkcom has been the Chairman of the Board of Directors of Eufaula Bancorp, Inc. since January 2000. From February 1996 to January 2000, Mr. Balkcom served as the Chairman of PAMECO Corp. ("PAMECO"), a distributor of heating, ventilation and air conditioning equipment and parts, located in Norcross, Georgia. Mr. Balkcom served as Chairman and President of Techsonic Industries, Inc., a manufacturer of depth finders, from 1977 through 1995.

William L. Chandler - Age 78 - Director since 1996. Mr. Chandler owns Chandler Farm and is President of Chandler-Stovall, a real estate investment and management company, in Ila, Georgia. Mr. Chandler has owned Chandler Farm and served as President of Chandler-Stovall for more than five years.

Joseph W. Evans - Age 51 - Director since 1997. Mr. Evans was the president, chief operating officer and chief financial officer of CSBI from December 1997 to January 2000. Mr. Evans was named president and chief executive officer of CSBI in January 2000. Prior to its merger into CSBI in December 1997, Mr. Evans was the president and chief executive officer of BCG since 1984.

James A. Faulkner - Age 56 - Director since 1981. Mr. Faulkner has been the Vice Chairman of CSBI since December 1997. Mr. Faulkner served as Chief Executive Officer of CSBI from 1991 until January 2000. Prior to that time, Mr. Faulkner was the President of CSBI from 1989 until 1997. Mr. Faulkner also serves as a director of Eufaula Bancorp, Inc.

Thomas T. Folger, Jr. - Age 66 - Director since 1981. Mr. Folger is a partner in Folger Poultry Farms, Dahlonega, Georgia, and has held this position for more than five years.

Quill O. Healey - Age 61 - Director Since 1997. Mr. Healey has been the Chairman of the United States affiliate of J&H Marsh & McLennan, a multi-line insurance broker, since March 1999. Prior to that time, Mr. Healey was the Chairman and Chief Executive Officer of Sedgwick, Inc., a multi-line insurance broker with offices in Atlanta, Georgia since 1990.

J. Russell Ivie - Age 65 - Director since 1981. Mr. Ivie has been the Vice Chairman of CSBI since December 1997. Prior to that time, Mr. Ivie was Chairman of CSBI since 1989.

Frank C. Jones - Age 75 - Director Since 1997. Mr. Jones is a partner in the law firm of King & Spalding, Atlanta, Georgia and has held this position for more than five years.

John B. McKibbon, III - Age 45 - Director since 1997.  Mr. McKibbon is the
Chief Executive Officer of McKibbon Brothers, Inc., a hotel development and management company with holdings in six southeastern states, and has held this position for more than five years. Mr. McKibbon is also a director of HCI Communications, Inc. and Applied Innovations, Inc., both located in Gainesville, Georgia.

E. Paul Stringer - Age 69 - Director since 1981. Mr. Stringer owns and operates Stringer Insurance Agency, Dahlonega, Georgia, and has held this position for more than five years.


Executive Officers

  The Executive Officers of the Company serve at the pleasure of the Board of Directors. Set forth below are the current Executive Officers of the Company and a brief explanation of their principal employment during the last five (5) years.

William H. Anderson, II - Age 63 - Chairman. Mr. Anderson has served as Chairman of the Board of the Company since December 16, 1997. Prior to his election, Mr. Anderson had served as BCG's Chairman of the Board since 1980.

Joseph W. Evans - Age 51 - President and Chief Executive Officer. Mr. Evans serves as President and Chief Executive Officer of the Company. Mr. Evans previously served as President, Chief Operating Officer and Chief Financial Officer of the Company commencing December 16, 1997. Prior to this date, Mr. Evans served as BCG's President and Chief Executive Officer since 1984.

James A. Faulkner - Age 56 - Vice Chairman. Mr. Faulkner served as Chief Executive Officer of the Company from 1991 through 1999. On December 16, 1997, he was elected Vice Chairman. Prior to this date, Mr. Faulkner served as President of the Company from 1989 to December 16, 1997, and Executive Vice President from 1981 to 1989.

J. Russell Ivie - Age 65 - Vice Chairman.  Mr. Ivie was elected Vice Chairman on
December 16, 1997.   Mr. Ivie served as Chairman of the Board of the Company
from 1989 to December 16, 1997. Mr. Ivie also served as President and Chief Executive Officer of the Company.

Tony E. Collins - Age 47 - Executive Vice President and Chief Administrative Officer. Mr. Collins has served as Executive Vice President and Chief Administrative Officer of the Company since December 16, 1997. Prior to this date, Mr. Collins served as Senior Vice President of the Company since 1996 and Chief Operations Officer since 1993.

E. Max Crook - Age 59 - Executive Vice President and Regional Executive. Mr. Crook has served as Executive Vice President and Regional Executive of the Company since March 24, 1999, after joining the Company in 1997. Prior to this date, Mr. Crook was Executive Vice President of Central from July of 1997 until May of 1998 when he was named Chairman and CEO of Central. Prior to joining the Company, Mr. Crook worked for another bank holding company.

Stephen W. Doughty - Age 49 - Executive Vice President, Chief Financial Officer, and Chief Risk Management Officer. Mr. Doughty has served as Executive Vice President and Chief Credit Officer of the Company since December 16, 1997. Mr. Doughty was named Chief Financial Officer in February 2000 and Chief Risk Management Officer in April 2000. Prior to this date, Mr. Doughty served as BCG's Executive Vice President since 1989.

Heys E. McMath, III - Age 46 - Executive Vice President. Mr. McMath has served as Executive Vice President of the Company since September 9, 2000. Since August of 1999, Mr. McMath has also served as President and CEO of Coastal.

J. Thomas Wiley, Jr. - Age 48 - Executive Vice President and Chief Banking Officer. Mr. Wiley serves as Chief Banking Officer of the Company. Mr. Wiley has served as Executive Vice President of the Company since July 22, 1998. Mr. Wiley also served as Regional Executive of the Company from July 22, 1998 until 1999. Prior to this date, Mr. Wiley served as President and Chief Executive Officer of Coastal since 1990.

Sidney J. Wooten - Age 47 - Executive Vice President and Regional Executive. Mr. Wooten has served as Executive Vice President and Regional Executive of the Company since December 16, 1997, after joining the Company in 1997. Prior to joining the Company, Mr. Wooten worked for another bank holding company.


Section 16(a) - Beneficial Ownership Compliance

   Section 16(a) of the Securities Exchange Act of 1934, as amended, and related regulations of the Securities and Exchange Commission ("SEC") require Century South Bank's officers and directors, and persons who own more than 10% of Century South Bank's common stock, to file reports of their ownership of Century South Bank's common stock with the SEC and the Nasdaq National Market System ("Nasdaq"). The regulations also require these persons to furnish Century South Bank with copies of all Section 16(a) forms they file.

          Based solely upon a review of the copies of those reports furnished to Century South Bank, Century South Bank believes that all filing requirements applicable to such persons were complied with in 2000 except that a Form 4, Report of Changes in Beneficial Ownership of Securities, was inadvertantly filed late by William H. Anderson, II, Stephen W. Doughty, and Thomas T. Folger, Jr.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables and narrative text discuss the compensation paid or accrued over the past three years for Century South Bank's Chief Executive Officer and four other most highly compensated executive officers.

                                 Summary Compensation Table

                                   Annual Compensation          Long-Term Compensation
                                 ------------------------   -------------------------------
                                                              Restricted        Securities       All Other
                                       Salary     Bonus      Stock Awards       Underlying      Compensation
Name and Principal Position      Year    ($)       ($)          ($)(1)           Options(#)        ($)(2)
---------------------------      ----  -------    -----      -------------      -----------      -----------
James A. Faulkner,  Vice         2000  250,000   125,000            -0-               -0-            9,595
Chairman                         1999  250,000    62,500            -0-               -0-            7,643
                                 1998  239,275    86,982         76,642            40,000            9,945

Joseph W. Evans, President and   2000  262,500   112,500            -0-               -0-           67,399
Chief Executive Officer          1999  225,000    56,250            -0-               -0-            5,405
                                 1998  215,600    78,708         76,642               -0-            5,540

Sidney J. Wooten, Executive      2000  180,000    72,000            -0-               -0-            5,732
Vice President and Regional      1999  180,000    41,410            -0-            15,000            5,621
Executive                        1998  180,000    60,480         51,095               -0-            3,915

Stephen W. Doughty, Executive    2000  193,750    80,000            -0-               -0-           45,732
Vice President, Chief            1999  175,000    21,875            -0-            40,000            5,405
Financial Officer and Chief      1998  170,350    32,844         51,095               -0-            5,518
Risk Management Officer

J. Thomas Wiley, Jr. Executive   2000  190,350    80,000            -0-               -0-           45,482
Vice President  and Chief        1999  161,400    20,175            -0-            40,000            5,405
Banking Officer(3)               1998  145,883    29,325         51,095               -0-            5,518

___________________________________

(1) The earning of such awards is based upon Century South Bank attaining specific earnings per share ("EPS") performance goals as established by Century
 South Bank's Compensation Committee.   Upon attaining various EPS levels, the
 awards are earned over a five-year period. The earning of such awards is subject to a service condition which shall be satisfied if the participant remains in the continuous employ of Century South Bank and its subsidiaries from the grant date through the earlier of the date the participant reaches age 62 or the 10th anniversary of the date such grant is made. Upon a change in control of Century South Bank, all awards or portions of awards earned up until such date become vested and payable. Prior to vesting, the participant is eligible to receive dividends on and to vote the restricted shares. For 2000 and 1999, there were no new grants to the persons named in the above table.

(2) For 2000 includes: for Mr. Faulkner, deferred compensation of $3,058, insurance premiums paid by Century South Bank of $1,287 and contributions to a savings plan of $5,250; for Mr. Evans, insurance premiums paid by Century South Bank of $482, contributions to a savings plan of $5,250, and housing allowance of $61,667; for Mr. Wooten insurance premiums of $482 paid by Century South Bank and contributions to a savings plan of $5,250; for Mr. Doughty, insurance premiums paid by Century South Bank of $482, contributions to a savings plan of $5,250,and housing allowance of $40,000; for Mr. Wiley, insurance premiums paid by Century South Bank of $482 contributions to a savings plan of $5,250, and housing allowance of $40,000.

(3) Mr. Wiley was elected as an executive officer of Century South Bank on July 22, 1998. Mr. Wiley served as President and Chief Executive Officer of Century South Bank of Coastal Georgia, N.A. through 1999.



                Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values

The following table sets forth certain information regarding the exercise of stock options during 2000 by the named executives and the value of options held by such persons at the end of 2000.

                                                               Securities Underlying Unexercised  Value of Unexercised In-the-Money
                                      Shares                         Options at FY-end (#)               Options at FY-end($)
                                   Acquired on      Value     ---------------------------------  ---------------------------------
    Name                           Exercise (#)  Realized ($)     Exercisable/Unexercisable          Exercisable/Unexercisable
---------------------             ------------  ------------  ---------------------------------  ----------------------------------
James A. Faulkner                        -0-           -0-                            40,000/0                  $       207,520/0

Joseph W. Evans                       47,250           -0-                                 0/0                  $            0/$0

Sidney J. Wooten                         -0-           -0-                       10,000/15,000                  $154,380/$231,570
                                         -0-           -0-                            0/15,000                  $      0/$147,195

Stephen W. Doughty                       -0-           -0-                            0/40,000                  $      0/$392,520

J. Thomas Wiley, Jr.                     -0-           -0-                            0/40,000                  $      0/$392,520


Employment and Severance Agreements

  CSBI has entered into an employment agreement with James A. Faulkner. Employment under the agreement ends on December 31, 2011, unless Mr. Faulkner dies before such date. Mr. Faulkner's annual base compensation under the agreement, for the period from January 1, 2000 to December 31, 2000, is $250,000. For the period from January 1, 2001 to December 31, 2005, Mr. Faulkner's annual base compensation shall be $200,000 and, for the period from January 1, 2006 to December 31, 2011, Mr. Faulkner's annual base compensation shall be an amount not less than $100,000.

  Under the employment agreement, which commenced on November 1, 1995, Mr. Faulkner served as Vice Chairman and Chief Executive Officer of CSBI until January 1, 2000. For the period beginning on January 1, 2000 and ending on December 31, 2005, Mr. Faulkner will serve as Vice-Chairman of CSBI and Chairman of the Executive Committee of the Board of Directors of CSBI, primarily focusing on mergers and acquisitions. In addition during this period, Mr. Faulkner will serve as a member of the Board of Directors of up to five of CSBI's bank subsidiaries. For the period beginning on January 1, 2006 and ending on December 31, 2011, it is contemplated that Mr. Faulkner's services to CSBI will be reduced. Mr. Faulkner's specific duties during this period shall be determined by CSBI's Board of Directors on or before September 30, 2005.

  Mr. Faulkner's employment agreement also provides that if he is terminated for any reason other than for cause he will receive severance benefits equal to the remaining term of the contract. If Mr. Faulkner terminates the agreement for reasons such as a material change by CSBI in his duties and responsibilities or as a result of the merger or consolidation of CSBI, he shall receive severance benefits from CSBI equal to two and eleven- twelfths (2-11/12) multiplied by Mr. Faulkner's annual compensation, including salary, bonuses, perquisites, and all other forms of compensation for the fiscal year ended immediately preceding the date of change of control.

Incentive Stock Option Plan

  CSBI's ISO Plan authorizes CSBI to grant incentive stock options to eligible employees as determined by the ISO Plan. The ISO Plan is administered by the Compensation Committee, which determines those eligible employees to whom options will be granted and the number of options granted to each eligible employee. The Compensation Committee also prescribes the terms and conditions of each option granted, including the purchase price per share as to each option. During 2000, 138,000 options were granted under the ISO Plan.

Savings Plan

  CSBI has adopted a savings plan and permits all eligible employees to participate. During 1998, as a result of the merger of BCG into CSBI, BCG merged its 401(k) Savings Plan into CSBI's Amended and Restated Employee Stock Ownership Plan. The resulting plan is called the Century South Banks, Inc. Savings Plan (the "Savings Plan"). In conjunction with the merger of the two plans, CSBI has ceased to make contributions to the employee stock ownership feature of the Savings Plan and has elected to increase the percentage of employee deferrals, which are then matched by CSBI. CSBI's contribution to the Savings Plan for the year ended December 31, 2000 was $685,379. Contributions made by CSBI during such year were $5,250 for each of 12 Messrs. Faulkner, Evans, Doughty, Wiley and Wooten. Each of Messrs. Faulkner, Evans, Doughty, Wiley and Wooten are fully vested pursuant to the terms of the Savings Plan.

Deferred Compensation Plan

  CSBI has entered into salary continuation agreements with James A. Faulkner and Tony E. Collins. These agreements provide for CSBI to pay death and disability benefits to each of Messrs. Faulkner and Collins or their beneficiaries, subject to certain vesting requirements and other limitations, and are funded by life insurance policies. No benefits were paid under these agreements in 2000.

Executive Stock Plan

  On April 1, 1998, the Board of Directors of CSBI adopted the Century South Banks, Inc. 1998 Executive Stock Plan (the "Executive Stock Plan") which was approved by the shareholders on May 13, 1998. The purpose of the Executive Stock Plan is to encourage and provide an additional incentive to officers and other key employees of CSBI to increase the value of CSBI and its common stock by permitting them to acquire a significant equity interest in CSBI. The Executive Stock Plan is also intended to aid CSBI in attracting and retaining superior personnel and to strengthen their desire to remain in CSBI's employ. Up to 3.5% of CSBI's outstanding common stock has been reserved for issuance in connection with awards granted under the Executive Stock Plan. Such shares may be awarded from authorized and unissued shares or from previously issued shares, which are acquired in open market purchases.

  The Executive Stock Plan is administered by the Compensation Committee, none of the members of which are eligible to participate in the Executive Stock Plan. The Executive Stock Plan provides for the issuance of shares of CSBI common stock through grants of options to purchase CSBI common stock, grants of stock appreciation rights and grants of restricted stock. The Executive Stock Plan allows for the issuance of incentive stock options and options which will not be treated as incentive stock options. Participants are not required to pay for shares of CSBI common stock awarded as restricted stock. During 2000, 26,000 shares of CSBI common stock awards were granted under the Executive Stock Plan and 11,350 shares were earned subject to certain vesting requirements as defined in the Plan.

Director Compensation

   Officers of Century South Bank who are also directors do not receive any fee or remuneration for services as members of the Century South Bank Board of Directors. In 2000, non-management directors of Century South Bank received a fee of $4,000 per quarter with the exception that Thomas T. Folger, Jr. received an additional $100 for each Executive Loan Committee meeting attended, William
H. Anderson, II received fees of $85,000 for serving as Chairman of the Century South Bank Board of Directors and J. Russell Ivie received fees of $88,621 for serving as Vice Chairman of the Century South Bank Board of Directors.

Compensation Committee Interlocks and Insider Participation

   James A. Faulkner, Vice Chairman of the Board of Directors of the Company, serves as a director of Eufaula Bancorp, Inc. ("Eufaula"). James B. Balkcom, Jr., a director of the Company who serves as Chairman of the Company's Audit Committee, also serves as Chairman of the Board of Directors of Eufaula.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of Century South Bank's outstanding common stock by (i) the current director nominees and executive officers named herein, and (ii) all executive officers and the current directors as a group, as of March 1, 2001. Unless otherwise indicated, the listed persons are the owners of record and have sole voting and investment powers over their shares.

------------------------------------------------------------------------------
                               Amount and Nature of
Name                           Beneficial Ownership         Percent of Class
------------------------------------------------------------------------------
William H. Anderson, II              746,504 (1)                  5.5
James B. Balkcom, Jr.                  3,000 (2)                   *
William L. Chandler                  202,000 (3)                  1.5
Stephen W. Doughty                   137,929 (4)                  1.0
Joseph W. Evans                      308,778 (5)                  2.6
James A. Faulkner                    124,142 (6)                   *
Thomas T. Folger, Jr.                166,305 (7)                  1.2
Quill O. Healey                       10,000 (8)                   *
J. Russell Ivie                      301,134 (9)                  2.2
Frank C. Jones                        8,500 (10)                   *
John B McKibbon, III                 12,800 (11)                   *
E. Paul Stringer                    227,882 (12)                  1.7
J. Thomas Wiley, Jr.                131,462 (13)                  1.0
Sidney J. Wooten                     42,000 (14)                   *
All Executive Officers and        2,554,957                      18.7
 Current Directors as a Group
 (17 persons)
_______________

* less than 1%

(1) Includes 65,407 shares owned individually and an aggregate of 681,097 shares held by certain corporations, partnerships and trusts as to which Mr. Anderson has voting and/or investment power. Does not include 3,144 shares owned by Mr. Anderson's wife individually, and 4,160 shares owned by a family partnership of which she is the general partner, as to which he disclaims beneficial ownership.

(2) Includes 3,000 shares owned individually which are held in street name.

(3) Includes 82,000 shares owned individually and 120,000 shares owned by a corporation, which Mr. Chandler controls. Does not include 5,600 shares owned by Mr. Chandler's wife individually, to which he disclaims beneficial ownership.

(4) Includes 12,599 shares owned individually, 65,971 shares owned individually which are in street name, 16,000 shares owned jointly with Mr. Doughty's wife, 1,359 shares held in street name in a retirement account owned individually, and 40,000 shares subject to stock options under the ISO Plan as to which Mr. Doughty disclaims beneficial ownership. Does not include 2,108 shares held in street name in a retirement account owned individually by Mr. Doughty's wife as to which he disclaims beneficial ownership. Also includes 2,000 shares of restricted stock subject to forfeiture granted under Century South Bank's Executive Stock Plan.

(5) Includes 191,800 shares owned individually, 78,478 shares owned individually which are held in street name and 35,500 shares held in a family partnership. Also includes 3,000 shares of restricted stock subject to forfeiture granted under Century South Bank's Executive Stock Plan.

(6) Includes 33,154 shares owned individually, 56 shares owned jointly with Mr. Faulkner's wife, 2,420 shares held in street name, 45,512 shares owned by a trust of which Mr. Faulkner serves as the trustee and is beneficiary, and 40,000 shares subject to stock options under the ISO Plan as to which Mr. Faulkner disclaims beneficial ownership. Also includes 3,000 shares of restricted stock subject to forfeiture granted under the Century South Bank Executive Stock Plan.

(7) Includes 159,104 shares owned individually, 5,234 shares held in a self directed retirement account owned individually and 1,967 shares which are held in street name in a retirement account owned individually. Does not include 20,836 shares owned individually by Mr. Folger's wife and 4,987 shares owned by Mr. Folger's wife jointly with their children.

(8)  Includes 10,000 shares owned individually which are held in street name.

(9) Includes 131,896 shares owned individually, 14,434 shares owned jointly with Mr. Ivie's wife, 24,206 shares held in street name, 19,277 shares owned by a trust of which he serves as the trustee and is a beneficiary, 14,429 shares which are held in street name owned individually in a retirement account, 32,357 shares which are held in street name owned by a limited partnership, 49,241 shares owned by a limited partnership of which he is a limited partner and 15,294 shares held in a savings plan. Does not include 127 shares owned by Mr. Ivie's wife as to which he disclaims beneficial ownership.

(10) Includes 8,500 shares owned individually which are held in street name. Does not include 1,000 shares owned in street name by Mr. Jones' wife as to which he disclaims beneficial ownership.

(11) Includes 12,700 shares owned individually which are held in street name and 100 shares owned by a corporation as to which Mr. McKibbon has voting and/or investment power which are held in street name.

(12) Includes 190,262 shares owned individually, 9,000 shares owned individually which are held in street name, 5,946 shares owned jointly with Mr. Stringer's wife and children, 750 shares owned jointly with his wife, 18,924 shares owned by a corporation as to which Mr. Stringer has voting and/or investment power and 3,000 shares held in a retirement account owned individually. Does not include 43,164 shares owned individually by Mr. Stringer's wife and 1,904 shares in a retirement account owned individually by Mr. Stringer's wife as to which he disclaims beneficial ownership.

(13) Includes 88,075 shares owned individually which are held in street name, 1,387 shares held in a savings plan, and 40,000 shares subject to stock options under the ISO Plan as to which Mr. Wiley disclaims beneficial ownership. Also includes 2,000 shares of restricted stock subject to forfeiture granted under Century South Bank's Executive Stock Plan.

(14) Includes 40,000 shares subject to stock options under the ISO Plan as to which Mr. Wooten disclaims beneficial ownership. Also includes 2,000 shares earned of restricted stock subject to forfeiture granted under Century South Bank's Executive Stock Plan.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Certain Transactions
--------------------

E. Paul Stringer, director, owns Stringer Insurance Agency in Dahlonega, Georgia, which was paid insurance premiums during 2000 by CSBI and its subsidiaries in an amount equal to $150,146. In the opinion of management, these premiums are fair and reasonable and are as favorable to CSBI as those which could have been obtained from unrelated third parties.

William H. Anderson, II, director, is a limited partner in a limited partnership that owns two of the bank buildings which CSBI and its subsidiary, First South Bank, N.A., lease at rates which, in the opinion of management, are fair and reasonable And are as favorable to CSBI as those which could have been obtained from unrelated third parties. CSBI and First South Bank, N.A. paid to Mr. Anderson $25,753 in connection with such lease payments.

Frank C. Jones, director, is a partner in the law firm of King & Spalding. King & Spalding rendered legal services to CSBI and its subsidiaries in 2000 and may render legal services to CSBI and its subsidiaries in 2001.

In the ordinary course of Banking business, CSBI and its subsidiaries have had, and anticipate that they will continue to have, transactions with various directors, officers, principal shareholders of CSBI, and their associates. All loans and commitments to extend loans included in such transactions were made substantially on the same terms, including interest rates and collateral, as those prevailing from time to time for comparable transactions with other unaffiliated persons. In the opinion of management, such loans and commitments do not involve more than a normal risk of collectibility or present any other unfavorable features.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  (1)  Financial Statements

  The following consolidated financial statements of the Company and its subsidiaries, together with the independent auditors' report, appear in Item 8.

                                                                                               Page Number
     Consolidated Financial Statements                                                          in Section

     Independent Auditors' Report............................................................         30

     Consolidated Balance Sheets as of December 31, 2000 and 1999............................         31

     Consolidated Statements of Income for the Years Ended December 31, 2000, 1999, and 1998.         32

     Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years
       ended December 31, 2000, 1999 and 1998................................................         33

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and
       1998..................................................................................         34

     Notes to Consolidated Financial Statements..............................................      35-57

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

10.4 Employee Compensation Agreements. Incorporated by reference from Annual Report filed on Form 10-K for the fiscal year ended December 31, 1998.

10.4.1 Amendment to Employment Agreement of James A. Faulkner. Incorporated by reference from Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

21.1   Subsidiaries of Century South Banks, Inc. consist of:

       Century South Bank of Dahlonega - Dahlonega, Georgia
       Century South Bank of Ellijay - Ellijay, Georgia
       Century South Bank of Polk County - Copperhill, Tennessee
       Century South Bank of Northeast Georgia, N.A. - Gainesville, Georgia Century South Bank of Fannin County, N.A. - Blue Ridge, Georgia Century South Bank of Dawsonville - Dawsonville, Georgia
       Century South Bank of Lavonia - Lavonia, Georgia
       Century South Bank of Danielsville - Danielsville, Georgia
       Century South Bank of Central Georgia, N.A. - Macon, Georgia
       Century South Bank of Coastal Georgia, N.A. - Savannah, Georgia Century South Bank of Alabama - Oxford, Alabama
       Century South Bank of the Carolinas - Waynesville, North Carolina

23.1   Consent of KPMG LLP


(b)  Reports on Form 8-K.

    On December 11, 2000, the Company filed a Current Report on Form 8-K under
Item 5 thereof disclosing that, on December 4, 2000, the Company and BB&T Corporation ("BB&T") had entered into an Agreement and Plan of Reorganization (the "Agreement"), pursuant to which BB&T will acquire all of the issued and outstanding shares of Company common stock through the merger of the Company with and into BB&T. The transaction is subject to approval by the shareholders of the Company, appropriate regulatory approvals and the satisfaction of certain other conditions set forth in the Agreement.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30thday of March, 2001.

                                   CENTURY SOUTH BANKS, INC.
                                   (Registrant)

                                   /s/   Joseph W. Evans
                                   ---------------------------------------
                                   Joseph W. Evans
                                   President, Chief Executive Officer and
                                   Director

                                   /s/   Stephen W. Doughty
                                   ----------------------------------------
                                   Stephen W. Doughty
                                   Executive Vice President, Chief Financial
                                   Officer and Chief Risk Management Officer

                                   /s/   Susan J. Anderson
                                   -----------------------------------------
                                   Susan J. Anderson
                                   Senior Vice President, Corporate Controller
                                   and  Corporate Secretary/Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                                Title                          Date
By:    /s/  William H. Anderson, II      Chairman of the Board and Director   March 30, 2001
       ----------------------------
            William H. Anderson, II

By:   /s/   James A.  Faulkner           Vice Chairman of the Board and       March 30, 2001
      -----------------------------
            James A. Faulkner            Director

By:   /s/   J. Russell Ivie              Vice Chairman of the Board and       March 30, 2001
     ------------------------------
            J. Russell Ivie              Director

By:   /s/   James R. Balkcom, Jr.        Director                             March 30, 2001
     ------------------------------
            James R. Balkcom, Jr.

By:   /s/   William L. Chandler          Director                             March 30, 2001
     ------------------------------
            William L. Chandler

By:   /s/   Joseph W. Evans              President, Chief Executive Officer,  March 30, 2001
     ------------------------------
            Joseph W. Evans              and Director

By:   /s/   Thomas T. Folger, Jr.        Director                             March 30, 2001
     ------------------------------
            Thomas T. Folger, Jr.

By:   /s/   Quill O. Healey              Director                             March 30, 2001
     ------------------------------
            Quill O. Healey

By:   /s/   Frank C. Jones               Director                             March 30, 2001
     ------------------------------
            Frank C. Jones

By:   /s/   John B. McKibbon, III        Director                             March 30, 2001
      -----------------------------
            John B. McKibbon, III

By:   /s/   E. Paul Stringer             Director                             March 30, 2001
     ------------------------------
            E. Paul Stringer