Form 10-Q
period 2001-03-31
CENTURY SOUTH BANKS INC
filed 2001-05-01
CIK 357105

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ________________________

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

                                      Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS                             OUTSTANDING AS OF APRIL 27, 2001
-------------------------------------------------------------------------------
Common stock, $1.00 par value                     13,671,171

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

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                         March 31,              December 31,
                                                                                            2001                   2000
                                                                               -------------------------------------------------
                                                                                               (amounts in thousands,
                                                                                                 except share data)
Assets
------
Cash and due from banks                                                                   $   47,503                 51,545
Federal funds sold                                                                            50,323                  2,550
Interest-earning deposits in other banks                                                       4,700                  4,477
Investment securities:
  Available for sale                                                                         257,537                274,960
  Held to maturity (fair value: March 31, 2001 - $19,142 and December 31,
   2000 - $19,713)                                                                            18,566                 19,304

Loans, net of unearned income                                                              1,221,706              1,232,409
  Less allowance for loan losses                                                              18,345                 18,396
                                                                                          ----------              ---------
    Loans, net                                                                             1,203,361              1,214,013
                                                                                          ----------              ---------
Premises and equipment, net                                                                   31,839                 32,286
Goodwill and other intangibles, net                                                            9,959                 10,179
Other assets                                                                                  33,831                 32,872
                                                                                          ----------              ---------
      Total assets                                                                        $1,657,619              1,642,186
                                                                                          ==========              =========
Liabilities and Shareholders' Equity
------------------------------------
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                                                   $  158,614                166,729
    Interest-bearing deposits                                                              1,219,802              1,168,018
                                                                                          ----------              ---------
      Total deposits                                                                       1,378,416              1,334,747

  Federal funds purchased                                                                     11,375                 42,857
  Federal Home Loan Bank advances and other
    borrowings                                                                                83,540                 84,043
  Accrued expenses and other liabilities                                                      22,073                 22,795
                                                                                          ----------              ---------
      Total liabilities                                                                    1,495,404              1,484,442
                                                                                          ----------              ---------
Shareholders' Equity:
  Common Stock-$1 par value. Authorized
    30,000,000 shares; issued 14,026,805
    and 14,016,005 shares at March 31, 2001
    and December 31, 2000, respectively; and
    outstanding 13,663,671 and 13,652,871
    shares at March 31, 2001 and December
    31, 2000, respectively                                                                    14,027                 14,016
  Additional paid-in capital                                                                  48,471                 48,290
  Retained earnings                                                                          105,068                102,963
  Unearned compensation-restricted stock awards                                                 (658)                  (481)
  Common stock in treasury (363,134 shares
    at March 31, 2001 and December 31, 2000),
    at cost                                                                                   (7,927)                (7,927)
  Accumulated other comprehensive income                                                       3,234                    883
                                                                                          ----------              ---------
      Total shareholders' equity                                                             162,215                157,744
                                                                                          ----------              ---------
      Total liabilities and shareholders' equity                                          $1,657,619              1,642,186
                                                                                          ==========              =========

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                                  (Unaudited)

                                                                                                Three months ended
                                                                                                      March 31,
                                                                                             2001                  2000
                                                                                  ------------------------------------------------
                                                                                    (amounts in thousands, except per share data)
Interest income:
  Loans, including fees                                                                      $29,922                27,127
  Federal funds sold                                                                             307                   299
  Interest on deposits in other banks                                                             34                    58
  Investment securities:
    Taxable                                                                                    3,694                 3,432
    Nontaxable                                                                                   635                   738
                                                                                             -------                ------
      Total interest income                                                                   34,592                31,654
                                                                                             -------                ------

Interest expense:
  Deposits                                                                                    15,204                13,158
  Federal funds purchased                                                                        279                   178
  Federal Home Loan Bank advances                                                              1,228                   638
  Long-term debt and other borrowings                                                              5                    40
                                                                                             -------                ------
      Total interest expense                                                                  16,716                14,014
                                                                                             -------                ------
      Net interest income                                                                     17,876                17,640

Provision for loan losses                                                                      2,176                   683
                                                                                             -------                ------
      Net interest income after
        provision for loan losses                                                             15,700                16,957
                                                                                             -------                ------
Noninterest income:
  Service charges on deposit accounts                                                          2,199                 1,596
  Securities gains, net                                                                           22                    81
  Other operating income                                                                       2,414                 1,652
                                                                                             -------                ------
      Total noninterest income                                                                 4,635                 3,329
                                                                                             -------                ------
Noninterest expense:
  Salaries and employee benefits                                                               8,340                 7,198
  Net occupancy and equipment expense                                                          1,982                 1,909
  Other operating expenses                                                                     4,123                 3,725
                                                                                             -------                ------
      Total noninterest expense                                                               14,445                12,832
                                                                                             -------                ------
      Income before income taxes                                                               5,890                 7,454

Income tax expense                                                                             1,928                 2,425
                                                                                             -------                ------
      Net income                                                                             $ 3,962                 5,029
                                                                                             =======                ======
Net income per share:
  Basic                                                                                      $  0.29                  0.37
                                                                                             =======                ======
  Diluted                                                                                    $  0.29                  0.37
                                                                                             =======                ======
Cash dividends declared per share                                                            $  0.14                  0.13
                                                                                             =======                ======

See accompanying notes to consolidated financial statements.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                                     2001         2000
                                                                                                -------------------------
                                                                                                  (amounts in thousands)
Net cash provided by operating activities                                                           $  3,936          450
                                                                                                    --------      -------
Cash flows from investing activities:
  Proceeds from sales of investment securities available for sale                                        577        7,229
  Principal collections and maturities of investment securities:
      Available for sale                                                                              38,506       16,571
      Held to maturity                                                                                   742        1,329
  Proceeds from maturities of interest-earning deposits                                               38,775       30,112
  Purchases of investment securities held to maturity                                                      -         (150)
  Purchases of investment securities available for sale                                              (17,568)     (32,151)
  Investment in interest-earning deposits                                                            (38,998)     (29,264)
  Net decrease (increase) in loans                                                                     7,817      (37,706)
  Proceeds from sales of real estate acquired through foreclosure                                        463          276
  Purchases of premises and equipment                                                                   (311)        (966)
  Proceeds from sale of premises and equipment                                                            36           25
  Net cash paid in purchase acquisition                                                                    -      (12,805)
                                                                                                    --------      -------
      Net cash provided by (used in) investing activities                                             30,039      (57,500)
                                                                                                    --------      -------
Cash flows from financing activities:
  Net increase in deposits                                                                            43,669       47,710
  Net (decrease) increase in federal funds purchased                                                 (31,148)       4,485
  Proceeds from issuance of long-term debt, other borrowings and
    Federal Home Loan Bank advances                                                                    2,400        5,340
  Payments on long-term debt,other borrowings and Federal
    Home Loan Bank advances                                                                           (3,236)     (10,026)
  Dividends paid to shareholders                                                                      (1,929)      (1,383)
  Purchase of treasury stock                                                                               -       (3,850)
  Proceeds from issuance of common stock                                                                   -          106
                                                                                                    --------      -------
      Net cash provided by financing activities                                                        9,756       42,382
                                                                                                    --------      -------
      Net increase (decrease) in cash and cash equivalents                                            43,731      (14,668)

Cash and cash equivalents at beginning of period                                                      54,095       74,453
                                                                                                    --------      -------
Cash and cash equivalents at end of period                                                          $ 97,826       59,785
                                                                                                    ========      =======

Supplemental disclosure of cash paid during the period for:
    Interest                                                                                        $ 17,701       14,099
                                                                                                    ========      =======
    Income taxes                                                                                    $      -        1,307
                                                                                                    ========      =======
Supplemental schedule of noncash investing and financing
  activities:
    Real estate acquired through foreclosure                                                        $  1,108          458
                                                                                                    ========      =======
    Real estate sold and financed by the Company                                                    $    449          318
                                                                                                    ========      =======
    Treasury stock issued by the Company in merger                                                  $      -        6,014
                                                                                                    ========      =======
    Issuance of common stock for acquisition                                                        $      -       13,364
                                                                                                    ========      =======
    Securities transferred from held to maturity to
      available for sale relating to merger reclassification                                        $      -       14,768
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

These accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments consisting of normal recurring accruals which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods covered by this report have been included.


(2)  Statement No. 130 "Reporting Comprehensive Income"
     --------------------------------------------------

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" for the Company consists of items recorded directly in shareholders' equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Total comprehensive income for the three months ended March 31, 2001 was $6,313,000 compared to $5,222,000 for the three months ended March 31, 2000.

(3)  Long-Term Debt and Short-Term Borrowings
     ----------------------------------------

On May 31, 2000, the Company renewed a $15,000,000 revolving line of credit with a bank which is payable on demand and matures on May 31, 2002. The line of credit accrues interest at the Prime Lending Rate minus 1.5% or the LIBOR rate plus 1.25% at the Company's option, as defined in the agreement, and such interest is due quarterly. The line of credit is secured by 100% of the outstanding common stock of three of the Company's subsidiaries. As of March 31, 2001, there were no advances under this line of credit.

                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

Certain of the Company's subsidiaries have invested in Federal Home Loan Bank stock for the purpose of establishing credit lines with the Federal Home Loan Bank. At March 31, 2001, the total advances under these lines approximated $83.0 million. Of the total advances outstanding, $79.0 million is short-term with a maturity of January 14, 2002, with the remaining maturing at various dates through 2008. During the first quarter of 2001, $1.0 million matured. The purpose of these advances was to replace short-term deposits with longer term funds. In addition to these advances, the subsidiaries have additional credit available on their credit lines with the Federal Home Loan Bank. All lines with the Federal Home Loan Bank are secured by a blanket lien on certain real estate loans of each of the respective subsidiaries.

(4)  Business Combinations
     ---------------------

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

    Loans, net                        $109,833,000
    Other earning assets                31,714,000
    Other assets                         8,458,000
    Goodwill and other intangibles       6,052,000
                                      ------------
                                       156,057,000

    Deposits                           116,748,000
    Other liabilities                   12,034,000
                                      ------------

          Purchase price              $ 27,275,000
                                      ============


                  CENTURY SOUTH BANKS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)


Goodwill of $6.1 million arising from the transaction is being amortized on a straight-line basis over an expected life of 20 years. During the first quarter 2001, the Company recorded, by charges to operations, approximately $76,000 of goodwill amortization relating to the Haywood transaction.


(5)  Recent Accounting Pronouncements
     --------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") establishes accounting and reporting standards for derivative instruments and for hedging activities. The provisions of SFAS No. 133, as amended, are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.

In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted SFAS No. 140 effective January 1, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's consolidated financial statements.

(6)  Merger Agreement with BB&T Corporation
     --------------------------------------

On December 4, 2000, the Company entered into an Agreement and Plan of Reorganization with BB&T Corporation ("BB&T"), a regional bank holding company with approximately $56.7 billion in assets. Under the agreement, each share of common stock of the Company outstanding at the effective time will be converted into the right to receive 0.93 of a share of common stock of BB&T, plus cash in lieu of any fractional share of BB&T common stock. The merger, which is subject to the approval of the Company's shareholders and banking regulators, is expected to be completed in the second quarter of 2001. The transaction is expected to be accounted for as a pooling of interests.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL
                                 -------
The following is a discussion of the Company's financial condition at March 31, 2001, compared to December 31, 2000, and results of operations for the three month period ended March 31, 2001, compared to the three month period ended March 31, 2000. This discussion should be read in conjunction with the Company's unaudited consolidated financial statements and accompanying notes appearing elsewhere in this report.

On February 15, 2000, the Company acquired Haywood Bancshares, Inc., a bank holding company located in Waynesville, North Carolina, and its savings bank subsidiary, Haywood Savings Bank. Also, on February 15, 2000, the Company completed the acquisition of Lanier Bankshares, Inc., a bank holding company located in Gainesville, Georgia, and its bank subsidiary, Lanier National Bank.

                              FINANCIAL CONDITION
                              -------------------

During the first three months of 2001, total assets increased $15.4 million or approximately 1.0%, primarily due to increases in deposits of $43.7 million offset by decreases in net loans and investment securities of $10.7 million and $18.2 million, respectively.

The amortized cost, gross unrealized gains and losses, and estimated fair value of available for sale and held to maturity securities by type at March 31, 2001 were as follows:

                                                                       Gross        Gross
                                                         Amortized   Unrealized   Unrealized   Estimated
(amounts in thousands)                                     cost        Gains        Losses     fair value
----------------------------------------------------------------------------------------------------------
Available for sale:
   U.S. Treasury and U.S.
     Government agencies                                  $121,322       2,933         (19)     124,236
   State, county and
     Municipal securities                                   31,721         967         (20)      32,668
   Mortgage-backed securities                               15,458         275         (14)      15,719
   Other debt securities                                    74,488       1,069         (83)      75,474
   Equity securities                                         9,297         143           -        9,440
                                                       ------------------------------------------------
                                                          $252,286       5,387        (136)     257,537
                                                       ------------------------------------------------

 Held to maturity:
   U.S. Government agencies                               $      -           -           -            -
   State, county and
     Municipal securities                                   16,387         551           -       16,938
   Mortgage-backed securities                                  216           2          (1)         217
   Other debt securities                                     1,963          23           -        1,986
                                                       ------------------------------------------------
                                                          $ 18,566         576          (1)      19,141
                                                       ------------------------------------------------

Balances within the major deposit categories as of March 31, 2001 and December 31,
2000 are shown below:                                      (amounts in millions)

                                                          March 31,     December 31,
                                                            2001             2000
                                                         ---------------------------
 Noninterest-bearing demand deposits                      $  158.6           166.7
 Interest-bearing demand deposits                            222.7           187.6
 Money market accounts                                       233.9           206.7
 Savings deposits                                             73.2            72.9
 Certificates of deposit and Individual
   retirement accounts of $100,000 or more                   241.9           240.5
 Other individual retirement accounts                         58.4            58.3
 Other certificates of deposit                               389.7           402.0
                                                          --------         -------
                                                          $1,378.4         1,334.7
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

The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments. Occasionally, the Company will sell investment securities available for sale in connection with the management of its income tax position, its liquidity position, and its interest sensitivity gap. The Company may also utilize its cash and due from banks, interest-earning deposits in other banks, and federal funds sold to meet liquidity requirements as needed. At March 31, 2001, the Company's cash and due from banks was $47.5 million, its federal funds sold were $50.3 million, its interest-earning deposits in other banks were $4.7 million, and its investment securities designated as available for sale were $257.5 million. All of the above could be converted to cash on relatively short notice.

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions. Presently, the Company has made arrangements with commercial banks for short-term unsecured advances of up to approximately $83.8 million, in addition to credit, which is available in the form of Federal Home Loan Bank advances. Also, the Company has a secured revolving line of credit with a bank of $15,000,000 of which $15,000,000 was available at March 31, 2001.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company's strategy in minimizing interest rate risk is to minimize the impact of short-term interest rate movements on its net interest income while managing its middle and long-term interest sensitivity gap in light of overall economic trends in interest rates. The following table illustrates the relative sensitivity of the Company to changing interest rates as of March 31, 2001.

                                 0-90 days           91-365 days             1-5 years                   Over 5 years
                                  Current      Current     Cumulative    Current     Cumulative     Current      Cumulative
                               ----------------------------------------------------------------------------------------------
                                                            (amounts in thousands)
Interest-sensitive assets        $ 535,486     274,358      809,844      495,937      1,305,781      247,052      1,552,832

Interest-sensitive liabilities     714,011     491,949    1,205,960       91,326      1,297,286       17,430      1,314,717
                                 ---------   ---------    ---------     --------      ---------      -------      ---------

Interest-sensitivity gap         $(178,525)   (217,591)    (396,116)     404,611          8,495      229,622        238,115
                                 =========   =========     ========     ========      =========      =======      =========
Ratio of interest-sensitive
    assets to interest-
    sensitive liabilities             0.75        0.56         0.67         5.43           1.01        14.17           1.18
                                 =========   =========     ========     ========      =========      =======      =========

The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of .80 to 1.20 at the less than one year time frame. At March 31, 2001, the Company was slightly below this range. However, this slight deviation is not considered significant due to the nature of sensitivity. For example, the ratio in the one-year time frame is significantly impacted by the classification of all interest bearing demand and savings deposits as immediately rate sensitive for purpose of this analysis. These accounts are generally less sensitive to short-term interest rate movements. Derivative financial instruments, consisting primarily of interest rate swaps and purchased floors, are components of the Company's interest risk management profile. The Company uses these instruments to limit its sensitivity to changes in interest rates and thus limit the volatility of net interest income. Management currently believes its interest sensitivity position is such that short-term interest rate movements would not materially impact its net interest income.

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

Net interest income for the three months ended March 31, 2001 increased $236,000 or 1.34% over the same period of 2000. The average yield earned on interest-earning assets, on a tax equivalent basis, increased to 9.28% for the three months ended March 31, 2001 from 9.11% for the three months ended March 31, 2000 and the average rate paid on interest-bearing liabilities increased to 5.24% for the three months ended March 31, 2001 from 4.76% for the three months ended March 31, 2000. The Company's interest rate differential decreased to 4.04% from 4.35% and its net interest margin (net interest income divided by average interest-earning assets) decreased to 4.82% for the first three months of 2001 from 5.11% for the same period of 2000. This continues a trend of tightening net interest margin resulting from competitive and market pressures on loan pricing and deposit cost.

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

Management evaluates the allowance on a quarterly basis. The provision for loan losses for each bank is adjusted based on the methodology described above.

A substantial portion of the Company's loan portfolio is secured by real estate in markets in northern, middle and coastal Georgia, southeastern Tennessee, southwestern North Carolina and eastern Alabama. The ultimate collectibility of a substantial portion of the Company's loan portfolio is dependent on or susceptible to changes in economic conditions in these markets.

The allowance for loan losses approximated 1.50% of outstanding loans at March 31, 2001 as compared to 1.49% at December 31, 2000 and 1.46% at March 31, 2000. The allowance was $18,345,000 at March 31, 2001 compared to $18,396,000 at December 31, 2000 and $17,023,000 at March 31, 2000. The provision for loan losses increased to $2,176,000 for the three months ended March 31, 2001 from $683,000 for the three months ended March 31, 2000, primarily due to an increase in charge offs for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Net loan charge offs for the three months ended March 31, 2001 were $2,227,000 as compared to $221,000 for the three months ended March 31, 2000. Net loans charged off as a percentage of average loans was 0.74% (annualized) for the three months ended March 31, 2001 as compared to 0.08% (annualized) for the three months ended March 31, 2000. The increased net charge offs are reflective of a softening economy, increased bankruptcies, and rising delinquencies.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

The table below summarizes the changes in the allowance for loan losses for the three months ended March 31, 2001 and the year ended December 31, 2000.

                                        Three months ended       Year ended
                                         March 31, 2001       December 31, 2000
                                   ---------------------------------------------
Allowance for loan losses at
  beginning of period                       $18,396                 15,183

Loans charged off                             2,394                  4,201

Recoveries on loans previously
  charged off                                   167                    940
                                            -------                 ------
  Net loans charged off                       2,227                  3,261

Allowances for loan losses of loans
  of subsidiary purchased                         -                  1,378

Provision for loan losses
  charged to income                           2,176                  5,096
                                            -------                 ------
Allowance for loan losses at
  end of period                             $18,345                 18,396
                                            =======                 ======

Nonperforming Loans, Nonperforming Assets, and Underperforming Loans
--------------------------------------------------------------------

Nonperforming loans include nonaccrual loans. The Company has not restructured any loans of significance through March 31, 2001. Nonperforming assets include nonperforming loans, real estate acquired through foreclosure, securities that are in default, and other repossessed assets. Underperforming loans consist of loans that are past due with respect to principal or interest more than 90 days and still accruing interest.

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

The table below provides information concerning nonperforming loans, underperforming loans, nonperforming assets, and certain asset quality ratios at March 31, 2001 and December 31, 2000.

                                                                                    March 31,            December 31,
                                                                                      2001                   2000
                                                                         --------------------------------------------------
                                                                        (amounts in thousands, except ratios and percentages)
Nonperforming loans                                                                 $7,621                 10,907

Other nonperforming assets                                                           2,290                  1,863
                                                                                    ------                 ------
Total nonperforming assets                                                          $9,911                 12,770
                                                                                    ======                 ======
Underperforming assets                                                              $3,095                  1,492
                                                                                    ======                 ======
Asset Quality Ratios:
  Nonperforming loans to total loans,
    net of unearned income                                                            0.62%                  0.89%
                                                                                    ======                 ======
  Nonperforming assets to total loans,
    net of unearned income, real estate
    acquired through foreclosure, and
    other repossessed assets                                                          0.81%                  1.03%
                                                                                    ======                 ======
  Allowance for loan losses to
    Nonperforming loans                                                               2.41x                  1.69x
                                                                                    ======                 ======
  Underperforming loans to total loans,
    net of unearned income                                                            0.25%                  0.12%
                                                                                    ======                 ======

Noninterest Income
------------------

Noninterest income for the first quarter of 2001 increased $1,306,000 or 39.2% as compared to the same period of 2000. This increase was primarily due to an increase in service charges on deposit accounts of $603,000. This resulted primarily from the introduction of a new demand deposit account by the Company in mid-year 2000. Other increases included an increase in mortgage loan origination fees of $478,000 and debit card income of $61,000 which are partially offset by a decrease in net securities gains of $59,000. In addition, the Company recognized a $216,000 gain as a result of marking its derivative instruments to fair value upon adoption of SFAS No. 133. The Company's derivative instruments were structured to protect the Company's net interest income in the event of declining interest rates, which occurred with Federal Reserve Bank actions.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

Noninterest Expense
-------------------

Noninterest expense increased $1,613,000 for the first quarter of 2001 compared to the first quarter of 2000. This increase was due primarily to an increase in salaries and benefits expense of $1,142,000. Also, computer related fees increased approximately $141,000 and amortization expense increased approximately $94,000 for the first three months of 2001 compared to the same period of 2000. These increases were directly impacted by the acquisition of Haywood in February 2000. Salaries and benefits expense was also impacted by growth of the Company, normal salary increases, and rising health insurance cost.

Income Tax Expense
------------------

The first quarter 2001 income tax expense was approximately $1,928,000, or an effective rate of 32.7%, as compared to $2,425,000 for the first quarter of 2000, or an effective rate of 32.5%. The effective income tax rate increased slightly in 2001 as a result of an expected decrease in tax exempt income as a percentage of total income due to the unavailability of high yielding bank qualified tax exempt investments.

In 1999, three of the subsidiary banks formed captive Real Estate Investment Trusts ("REITs") for various business purposes. Because of the taxation requirements of REITs, the Company has experienced a positive impact on its overall effective income tax rate from this initiative, partially offsetting the income mix factor discussed in the preceding paragraph.

Net Income
----------

The Company's first quarter 2001 net earnings were $0.29 per diluted share or $3,962,000 as compared to $0.37 per diluted share or $5,029,000 for the first quarter of 2000, representing a decrease in net earnings per share of 21.6%. This decrease was primarily attributable to the increase in the provision for loan losses in the first quarter of 2001.

Performance Ratios
------------------

Performance of banks is often measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. The return on average equity for the three months ended March 31, 2001 was 10.09% (annualized) as compared to 13.87% (annualized) for the three months ended March 31, 2000. The Company's return on average assets was 0.99% (annualized) and 1.35% (annualized) for the three month periods ended March 31, 2001 and 2000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company on a consolidated basis, and the Parent company and subsidiary banks individually, to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital, (as defined in the regulations), to risk-weighted assets (as defined) and of Tier 1 capital to average assets. Management believes, as of March 31, 2001 that the Company meets all capital adequacy requirements to which it is subject.

The Company's actual capital amounts and ratios are presented below on a consolidated basis:


                                                                                                               For
                                                                                                             Capital
                                                                      Actual                            Adequacy Purposes
                                                    -----------------------------------------------------------------------------
                                                            Amount            Ratio                 Amount               Ratio
                                                    -----------------------------------------------------------------------------
As of March 31, 2001:
Total Capital (to Risk Weighted Assets):                   $163,909            13.9%                $94,080               8.0%

Tier 1 Capital (to Risk Weighted
 Assets):                                                  $149,022            12.7%                $47,040               4.0%

Tier 1 Capital (to Average Assets):                        $149,022             9.2%                $65,104               4.0%


The Company continues to maintain a level of capital well in excess of regulatory requirements and available for supporting future growth. The Company's level of capital can be measured by its average shareholders' equity to average assets ratio of 9.77% and its ratio of shareholders' equity to assets of 9.79% at March 31, 2001.

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


                        ITEM 3 - MARKET RISK DISCLOSURE

The information called for concerning market risk of the Company is not included as there have not been any significant changes in the market rate table as shown in the Company's 2000 Annual Report filed on Form 10-K.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

    (a)  Exhibits
         The following exhibits are attached:
         Exhibit 11 Computation of Per Share Earnings


    (b) There were no reports filed on Form 8-K for the quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Century South Banks, Inc.

DATE: April 30, 2001                             By: /s/ Joseph W. Evans
      --------------                                ------------------------
                                                    Joseph W. Evans
                                                    President and Chief
                                                    Executive Officer


DATE: April 30, 2001                             By: /s/ Stephen W. Doughty
      --------------                                ------------------------
                                                    Stephen W. Doughty
                                                    Chief Risk Management
                                                    Officer and Chief Financial
                                                    Officer